Form 10-Q
period 2019-03-31
United Express Inc.
filed 2019-04-29
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 w. Post Rd, Las Vegas, Nevada 89118

(Address of principal executive offices) Zip Code

949-350-0123

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of March 31, 2019, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements
Balance Sheets as of March 31, 2019 (Unaudited) and June 30, 2018 (Audited)	3
Statements of Operations for the three months ended March 31, 2019 and March 31, 2018 and for the nine months ended March 31, 2019 and March 31, 2018 (Unaudited)	4
Statements of Cash Flows for the nine months ended March 31, 2019 and nine months 5 ended March 31, 2018 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information, Exhibits	14
Item 6. Signatures	15

UNITED EXPRESS, INC.
BALANCE SHEET
MARCH 31, 2019 AND JUNE 30, 2018

	March 31, 2019 Unaudited	June 30, 2018 Audited
ASSETS
CURRENT ASSETS:
Cash	$3,296	$1,501
TOTAL CURRENT ASSETS	$3,296	$1,501
FIXED ASSETS:
Automobile	$20,000	$20,000
Accumulated Depreciation	—	—
TOTAL FIXED ASSETS	$20,000	$20,000
TOTAL ASSETS	$23,296	$21,501
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan Payable - Related Party	$0	$72
Income Taxes Payable	$—	$—
TOTAL CURRENT LIABILITIES	$0	$72
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,582,000 shares issued and outstanding as of March 31, 2019 and 15,582,000 as of June 30, 2018	$15,582	$15,582
Additional Paid-In Capital	$34,229	$34,229
Retained Earnings	$(28,382)	$0
Net profit (loss)	$1,867	$(28,382)
TOTAL STOCKHOLDERS' EQUITY	$23,296	$21,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,296	$21,501

The accompanying notes are an integral part of these financial statements.

UNITED EXPRESS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018 (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018 (Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	For the nine months ended March 31, 2019	For the nine months ended March 31, 2018
REVENUE
Sales	$7,825	$47,471	$21,384	$95,128
Total Revenues	$7,825	$47,471	$21,384	$95,128
COST OF SALES
Logistic and Dispatcher Service	$3,600	$46,955	$12,583	$101,491
Total cost of goods sold	$3,600	$46,955	$12,583	$101,491
Gross Profit (Loss)	$4,225	$516	$8,801	$(6,363)
OPERATING EXPENSES
Office rental, storage rent and repairs expense	$890	$8,365	$890	$13,014
General and administration expense	$1,072	$3,220	$6,044	$6,417
Total operating expenses	$1,962	$11,584	$6,934	$19,430

Income (Loss) before income taxes	$2,263	$(11,068)	$1,867	$(25,794)
Income tax	$0	$0	$0	$0
Net income (loss)	$2,263	$(11,068)	$1,867	$(25,794)
Net income per basic and diluted shares	$0.00	$0.00	$0.00	$0.00
Weights average number of shares outstanding	15,582,000	15,582,000	15,582,000	15,582,000

The accompanying notes are an integral part of these financial statements.

UNITED EXPRESS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2019
AND MARCH 31, 2018 (Unaudited)

	For the nine months ended March 31, 2019	For the nine months ended March 31, 2018
Cash flows from operating activities:
Net income (loss)	$1,867	$(25,794)
Increase/(Decrease) in Loan Payable-Related party	$(72)	(5,000)
Net cash used in operating activities	$1,795	$(30,794)
Cash flows from investing activities:
Net cash used in investing activities	$0	$29,811
Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0
Net increase (decrease) in cash	$1,795	$(983)
Cash, beginning of the period	$1,501	$5,000
Cash, end of the period	$3,296	$4,017

The accompanying notes are an integral part of these financial statements.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019 AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2018

NOTE 1 — Description of Business

United Express, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in June 23, 2017. The company was developed to provide comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company will offer its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner.

After receiving the dispatcher license we are going to provide dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. As oil prices are currently remains stable we can mostly predict our expenses in logistics industry. These services are now heavily in demand among product distributors and retailers.

We have received $21,384 operating revenues for the nine months period ended March 31,2019 and 95,128 for the nine months period ended March 31,2018. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31,2019 (Unaudited) and June 30, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019 AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2018

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

We base our judgment on new guidance ASC 606.

The Company considered recognizes its revenue on the accrual basis, which considers revenue to be earned when the services have been performed. We considered gross revenue as a principal. Our revenue includes payments from the costumers for the logistic business.

We Estimating Gross Revenue as a Principal. We evaluate the nature of our promises under the contracts and use judgment to determine whether the contracts include services, which we would need to evaluate for a material right or a performance obligation with quantity of services to be delivered.

ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends revenue recognition guidance within ASC 606 for these types of transactions. To determine the nature of its promise to the customer, the entity should:

1.	Identify the specified goods or services to be provided to the customer, and

2.	Assess whether it controls each specified good or service before that good or service is transferred to the customer.

We consider the gross revenue is a principal because we identify and control the delivery service before this service is transferred to a customer. If company does not control the service before it is transferred to the customer, the entity is an agent in the transaction.

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019 AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2018

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

1.	We are primarily responsible for fulfilling the promise to provide the specified service.
2.	We have the inventory risk before the specified service has been transferred to a customer, or after transfer of control to the customer (for example, if the customer has a right or return).

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 — Property and Equipment

Property and equipment consist of:

March 31, 2019
Automobile	$20,000
Accumulated Depreciation	$20,000

March 31, 2018
$0

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at March 31, 2019 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a small group of customers from whom we received the income, but in the present time we can't diversify in order to mitigate the risks.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019 AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2018

NOTE 6 — Debt

Andrei Stoukan, an officer of the Company, has from time to time loaned the Company funds for the operational costs. The amount, $72 was returned to him in a reporting period.

NOTE 7 —Capital Stock

On March 31, 2019 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the nine months period ended March 31, 2019 we have no issued any new of common shares.

For the nine months period ended March 31, 2018, we have issued 15,582,000 of common shares: 14,001,000 shares were purchased by officer Andrei Stoukan.

1,581,000 shares were purchased by non-affiliate investors.

As of March 31, 2019, and March 31, 2018, there were no outstanding stock options or warrants.

 NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, 'Income Taxes.’ Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have no material uncertain tax positions for any of the reporting periods presented.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the nine months period ended March 31, 2019.

For the nine months period ended March 31, 2018, the company paid to Mr. Stoukan $14,086 for office rental, storage rent and repairs expense.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019 AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2018

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2019, the Company had a cash balance of $3,296 and net profit $1,867 from operations. For the nine months period ended March 31, 2018, the Company had a cash balance of $4,017 and net loss $25,794 from operations.

The transition from loss to profit is a positive development dynamic, however it still raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through March 31, 2019 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2018 and March 31,2019 and the financial statements for the nine months period ended March 31, 2019 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Prospectus that could cause actual results to differ from the results contemplated by this forward-looking statement. We urge you to carefully consider the information set forth in our S1form under the heading “Note Regarding Forward Looking Statements” and “Risk Factors”.

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company will offer its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner.

We are a company with limited revenue generating options. We are currently focused on expanding our network of new customers, drivers, shipping companies and independent transportation providers

Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. Our registration statement contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this prospectus. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in the “Risk Factors” section in S1 form, as well as any cautionary language in this prospectus, provide examples of these risks and uncertainties. The safe harbor for forward-looking statements is not applicable to this offering pursuant to Section 27A of the Securities Act of 1933.

Business Overview

We are an Emerging growth company with small revenue generating operations. We were formed on June 23, 2017 and around two years of business experience.

The United Express intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the licensure and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In 2018, the price of oil and its associated refined energy products has been within a reasonable, steady range. Lack of major volatile in oil prices has caused the freight and logistic industries costs to be on a straight level during last 9 months. In the event of an increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. The Company hires drivers from any state with CDL or class “B” driver license and at least one year of experience.

For the 9 months ended March 31, 2019 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, van repairs, researching for new customers, drivers, storages, van supplies, development of optimal traffic routes.

We currently have several customers who working with us, which we have become dependent. We work with US Concierge Service LLC; Atlas Logistics; Sprinter Express and some others.

We have business partnership agreement with Sprinter Express LLC., and agreement about dispatching service with Vladyslav Khorenko, a private person.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For nine months period ended March 31,2019, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with customers;
•	found the van dealers from who we are going to buy vans;
•	found drivers which can deliver goods for our customers;
•	organized short-term storage;
•	chose despatcher Vladyslav Khorenko
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	have chosen audit company: Jeffrey T. Gross LTD, CPA have chosen the transfer agent company: Empire Stock Transfer, Inc.
•	chose optimal routes of traffic;
•	have chosen auto insurance (Progressive) with next coverage:

Insurance coverage	Limits

Bodily Injury/Property Damage	$1,000,000 Combined Single Unit
Uninsured/ Uninsured Motorist	$15,000/$30,000
Motor Trucking Cargo	$100,000
Medical Payments	$1,000

Our revenue for the 9 months 2019 was $21,384.

We generated $1,100 from US Concierge Service LLC; $6,364 from Atlas Logistics; $4,700 from Sprinter Express; $3,150 from Antech Appliances and rest from other customers. As a result, our revenues are concentrated in a few customers. Should one or more of them decrease their orders or cease to use our services, or if we are unable to expend our customer base, our revenues and results of operations will be negatively impacted.

Liquidity

On March 31, 2019, we had $3,296 in cash for our operations and $20,000 in capital. For the period ended March 31,2018 we had $4,017 in cash for our operations.

We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of March 31, 2019. Total stockholders' equity $23,296

Results of Operations for the three months period ended March 31, 2019 and for the three months period ended March 31, 2018

As an emerging growth company, we have received $7,825 operating revenues for the three months period ended March 31,2019 and 47,471 for the three months period ended March 31,2018. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.   For the three months period ended March 31, 2019 we generated revenue $7,825. Our cash balance was $3,296. For this period, we had $5,562 company expenses consist of $1,072 general and administration expense, $890 office rental, storage rent and repairs expense, $3,600 logistic and dispatcher service. Our income from operations was $2,263.   For the three months period ended March 31, 2018 we generated revenue $47,471. Our cash balance was $4,017 Our expenses for this period was $58,540 and consist of $3,220 general and administration expense, $ 8,365 office rental, storage rent and repairs expense, $46,955 logistic and dispatcher service. Our loss from operations was $11,068.   Results of Operations for the nine months period ended March 31, 2019 and for the nine months period ended March 31, 2018   For the nine months period ended March 31, 2019 we generated $21,384 in revenues and our cash balance was $3,296. For this period, we had $19,517 company expenses consist of general and administration expense $6,044, logistic and dispatcher service $12,583, office rental, storage rent and repairs expense $890. Our income from operations was $1,867.     For the nine months period ended March 31, 2018 we generated $95,128 in revenues and our cash balance was $4,017. For the nine months period ended March 31, 2018 we had $120,922 company expenses consist of general and administration expense $6,417, office rental, storage rent and repairs expense $13,014, logistic and dispatcher service $101,491. Our loss from operations was $25,794    Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our business plan of operations in the next twelve months we need to raise $881,000 based on the information in our S1 form page 7, where we provided breakdown of our estimated expenses.     During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to buy additional cargo vans and generate more revenue.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. We have no investments in market risk sensitive instruments or in any other type of securities.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, our President and Chief Executive Officer, Andrei Stoukan, is responsible for managing us, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are new for our management and will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

Item 1A. Risk Factors

We are not required to include risk factors in this 10Q report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell unregistered securities during the quarter ended March 31,2019

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2019, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED EXPRESS INC.

Date: April 29, 2019	By:	/s/ Andrei Stoukan
Andrei Stoukan
Chief Executive Officer

