Form 10-K
period 2019-06-30
United Express Inc.
filed 2019-07-29
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 w. Post Rd, Las Vegas, Nevada 89118

(Address of principal executive offices). (Zip Code)

949-350-0123

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $15,810 based upon the price ($0.01) multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30,2019, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

1

PART I

Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages us to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.

This Annual Report on Form 10-K contains forward-looking statements with Management Discussion. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this prospectus. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in the “Risk Factors” section in this report, as well as any cautionary language in this prospectus, provide examples of these risks and uncertainties. The safe harbor for forward-looking statements is not applicable to this offering pursuant to Section 27A of the Securities Act of 1933.

Item 1. Business

We are an Emerging growth company with permanent revenue generating operations. We were formed on June 23, 2017 and have two years of business experience.

The United Express intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the licensure and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In 2018-2019, the price of oil and its associated refined energy products has been within a reasonable, steady range. Lack of major volatile in oil prices has caused the freight and logistic industries costs to be on a straight level during last 12 months. In the event of an increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. The Company hires drivers from any state with CDL or class “B” driver license at least one year of experience.

As the transportation provider we provide shipping by cargo vans based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

During reported period our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, cargo brokers, researching for new customers, drivers, storages, van supplies, development of optimal traffic routes.

 Revenues

Our revenues from July 1, 2018 to June 30, 2019 was $89,964. We currently have many customers who working with us. We generated revenue from transportation services and logistics.

Marketing Program

We expect that the business will expand during the next five years of operation. Mr. Stoukan intends to implement marketing campaigns that will effectively target small businesses, medium sized businesses, product sellers, and distribution companies within the target market.

We expect to do the next business activities in our next 12 months plan of operation, summarized as follows:

1.	We are going to buy 5 cargo vans Mercedes Sprinter for $50,000 each.
2.	Find and hire 5 drivers.
3.	Provide all necessary paperwork: (Registration, insurance, maintenances etc.)
4.	Develop a network of referrals and agents working on our behalf.
5.	Develop an email list to contact wholesalers and retailers who ship merchandise across the US.
6.	Identify new customers and complete agreements with them.
7.	Prepare and register all necessary paperwork for dispatch business.
8.	Hire skilled and experienced dispatchers.
9.	Develop incentive programs for our customers such as discounts for the cargo shipments.
10.	Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)

To maintain the company's performance during the next 12 months, we require $841,000 plus $40,000 to be a reporting company.

Additional financing is required for us to implement these planned activities. No assurance can be given that any financing, borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms in a timely fashion or even available at all. In addition, our access to capital is affected from our ability to be profitable and generate enough revenue, as well as our own financial condition.

Below a breakdown of our estimated expenses for the next twelve months:

Purchas 5 cargo vans ($50,000 each)	$250,000
Drivers’ salary for 12- months ($54,000х5 drivers)	$270,000
Gasoline cost for 1 year ($31,000 x5 vans)	$155,000
Oil change ($3,600x5 cargo vans)	$18,000
Registration, insurance, and toll road ($4,000x5 vans)	$20,000
Dispatch cost 10% from gross revenue ($14,400x5vans)	$72,000
Repairs and maintenance ($4,000x5 vans)	$20,000
Salary for officers and staff- 5% from gross revenue ($7,200x5vans)	$36,000

Gross expenses for one van $168,200 and for the 5 vans $841,000

Costs associated with being a reporting company $40,000

Total: $881,000

For the period from July 1, 2018 through June 30, 2019, our remaining capital was $62,671 in cash and for the period from July 1, 2017 through June 30, 2018 our remaining capital was $1,501 in cash and this is not enough to cover our monthly operating expenses.

Industry Background and Competition

Less demanded rail transport represents good growth opportunities for auto logistic, therefore the transportation and logistics services in US develops and grows. On the one hand it is very good but on the other hand in the transport industry is very high competition. Our competitors consist of others small and medium nationwide transportation companies that operate their own paid off vans, with own body shops for van repair and stable customers.

Advertising

We do PR, browse the sites of companies who need transportation service, collect information directly from transportation brokers, manufacturers and cargo owners. We do not carry out any additional advertising and mostly provides personal meetings, calls and leads. We suppose these forms of advertising are the most effective for reaching potential clients in our target markets.

Business Strategy

Transportation and logistics service as a barometer of the U.S. economy, because it represents significate percent of tonnage carried by all modes of domestic freight transportation, including manufactured and retail goods, according to the American Trucking Associations. ATA are expecting transportation business continued growth and going forward.

We provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company offers to our clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. It is our first main activity. The prices are determined on a shipment basis to accommodate our customers’ needs based on our transportation capabilities, size and type of shipment, distance, route gas price, delivery time.

Our second business activity is a dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. These services are now heavily in demand among product distributors and retailers.

Our business strategy steps below:

•	Search for cargo owners and private sellers who need transportation service;
•	Communicate with owner operators, truck drivers and cargo vans owners to use their vehicles and services in the short term;
•	Increase the number of own cargo vans;
•	We plan to work with auto dealers to purchase our own fleet of vehicles;
•	Create a maintenance a repair shop for vehicle repairs;
•	Search for cargo sellers;
•	Search for drivers;
•	Purchase the initial cargo vans inventories for our business;
•	Create dispatch service department

Pricing

As a Startup Business we expect gross revenue $144,000 for one year for one cargo van and one driver.

Driver rides 15,000 ml. in 1month x 12 month= 180,000 ml
1 ml. cost $0.80x180,000ml	$144,000
Driver salary $0.30 - 1ml. x 180,000ml.	$54,000
Fuel cost 1gal - $3.10
Van spend 18ml. on 1gal. 180,000ml:18ml.=10,000 gal.x$3.10	$31,000
Oil change $300 in 1-month x 12 months	$3,600
Registration + insurance + toll road	$4,000
Repair and maintenance depend what happens, approximately	$4,000
Dispatch cost 10% from gross income $144,000 x 10%	$14,400
Company income and officers’ salary 5% from gross income.	$7,200
Total expenses	$118,200
Profit: 144,000-118,200 = $25,800

This information does not include the $50,000 cost of one van. To be profitable, the van should work at least 2 years.

Services

We offer logistics services to our customers include parcel shipping services for single or multiple pallets of freight to the destination requested by the customers.

Also, we offer a storage service if necessary. Usually we communicate with customers by phone.

As for today we are doing transportation services for two group of costumers. Atlas Logistics, US Concierge Service,

And Sprinter Express coming from previous year and new group of clients.

Here is the short description about how we work:

1.	We received the order from our customers or from dispatcher (Vladyslav Khorenko) about product, cost, weight and final destination.
2.	After recalculate profitability and time frame for the delivery we decide to take or not take this load.
3.	If we agree to make a deal with our driver or an independent contractor with van which is suitable for the carriage of such cargo going for pick-up. We select independent contractor for transportation based on their ability to effectively serve our customers with respect to price, technology capabilities, geographic coverage and quality of service.
4.	After that the driver sets out on the road to the final destination.
5.	After delivery and unloading the driver picks up the Bill of lading (as proof of delivery) and send it to our office. We process it by submit the documents to our customers or to dispatcher for the payment.

Our Partners

We currently working with many customers based on the contracts and without them (short service terms). While increasing the number of own vans we are able to provide additional logistics route for them.

As a result, our revenues no more concentrated in several customers and business providers and we believe our revenues pretty stable.

Employees

We only have one employee - our President and Chief Executive Officer, Andrei Stoukan, who works part time on our business. Mr. Stoukan is our only employee at the date of this report. We do not have an employment agreement with him. He devotes part time work and efforts as needed. We anticipate hiring additional employees in a future.

Research and Development

In this year we ourselves conducted Research and Development.

Available Information

Currently our common stock is not listed yet on any marketplace. We file annual reports, quarterly reports, current reports, and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or call the SEC at 1-800-732-0330 for further information. The SEC maintains an internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

Fees

We charge for one-mile loading van $0.80 cents. It covers our transportation expenses from pick up to unload.

For the period from July 1, 2018 to June 30, 2019 we generated revenues from our customers based on the above rate.

Governmental Regulation

We are subject to federal, state, local regulation and other regulations applicable to our transportation business.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Currently, shares of our common stock are not publicly traded. In the event that shares of our common stock become publicly traded, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Business Model

We are an emerging growth company with a little historical performance to base an investment decision upon, and we may never become profitable.

We were formed in June 23, 2017. From July 1, 2018 to June 30, 2019, we have had revenues of $89,964. Our operating expenses $14,533, Logistic and Dispatcher Service $73,689 and our net profit was $1,376. We have a little of historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by emerging grow companies such as us. To be successful and implement our planned activities we need additional financing which we may not be able to get.

Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage logistic company, and whether we will ever become profitable.

Risk operating in a big competition

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. These competitors already have a fleet of vehicles for processing shipments. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our shipment services will outperform competing products or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their services, then it may not be possible for us to market our services at prices that are economically viable.

There are a lot of logistic companies that operate in the US, big and small, with various services in search and delivery of goods. Their costs and the expenses are possible lower than ours, therefore we indicated this situation as a high competition. Also, some companies prefer use 48 or 53 ft. semi-trucks with possible to load more pallets. The standard size for a pallet is 48x45. In a 53-foot truck they can fit 26 pallets in total, 13 on each side or 52 if double stacked. In a 48-foot truck its 24 pallets, 12 on each side or 48 if double stacked. This is when all pallets loaded sideways.

Our vans (Mercedes Sprinter 2500) able to take only 4 pallets. In this case, the carrying capacity is our main drawback. Since we don’t use big semi-trucks and trailers, which we do not have, we may be not competitive and unsuccessful in generating sufficient revenue to compete in our business or to become profitable. Should we fail to effectively compete and differentiate ourselves from competitors by developing new business ideas and strategies that will differentiate us from our competition, we will not compete effectively, and our market share, revenues, and growth prospects may be adversely affected and we may be forced to reduce prices and/or limit price increases, which may result in materially reduced margins, net income or market share.

As the small logistic company, we plan to buy and operate our own vans where the transportation expenses highly depend of fuel price, driver’s salary, maintenance, dispatch cost, insurance cost and others, therefore we can’t exactly predict the final expenses when we receive the order. There is a risk that our final expenses will be higher than others logistic companies and our customers can discontinue work with us. As a result, we have to to be flexible and keep reasonable prices for our customers. Accordingly, because our revenue source is limited to those fees, we may be unsuccessful in generating sufficient revenue to compete in our business or to become profitable.

Risk relating the possibility of not getting the expected revenue

If we are unable to generate sufficient revenues for our operations, we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

From July 1, 2018 to June 30, 2019 our revenue was $89,964. Because we are an Emerging growth company and have small revenues, our future revenues are unpredictable. After our S1 form was declared effective our expenses to be the reporting company may be around $40,000-$50,000 annually. As of June 30, 2019, we had only $62,671 of cash and one cargo van valued at $20,000. If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

Risk if we may not be able to generate sufficient revenues to run our business and maintain our reporting obligations with the SEC

Expenses required to operate a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, audit, transfer agent, EDGAR, market maker or other professionals that could be more expensive than expected. We may also be required to hire additional staff to comply with SEC reporting requirements. We anticipate that these costs will be approximately $40,000 per year. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCQB, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risk relating when revenue comes from the several groups of customers

Our revenue is coming from few groups (previous customers and new clients) and could be reduced if any of these decrease their orders or they cease using our services.

During a year we worked with previous customers and generated $1,100 from US Concierge Service LLC; $6,364 from Atlas Logistics; $8,780 from Sprinter Express. The remaining revenue $73,720 was received from new clients.

As a result, our revenues are mostly coming from new customers, the base of which we plan to expand. If we are unable to expend our customer base, our revenues and results of operations will be negatively impacted.

Risk of dilution

We may issue additional shares of our common stock to raise capital that will cause dilution to our existing shareholders.

The source of additional capital to conduct our business will be through the sale of our common stock, which we are unable to engage in during the pendency of our S-1 Registration Statement. Any sales of our common stock will result in dilution to our existing shareholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. Further, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a reduction in the selling price of our common stock.

The risk in received payment later

After delivery is completed we send the bill of lading to our customers and after 20-30 days receive the payment. Therefore, our everyday expenses can be hire then our cash flow and delay in payments may force us to temporarily suspend the work.

The risk if our vehicles are damaged or break down, we may not be able to service our customers and we could lose them.

We plan to purchase new vans. However long-distance operations, insufficient experience of drivers, overload, engine overheating or others mechanical failure will increase the shipping time. Therefore, if we don't provide our services in a satisfactory manner, we can lose the customers.

Risks related to our management

Our management has control of our common stock and our shareholders will have limited or no input on any management decisions.

Our management has only agreed to provide their services on a part-time basis, at least 30 hours in a week. They may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

We do not have an employment agreement with management, nor do we maintain key life insurance. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of our management, it is possible that they may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

We are controlled by our President, CEO and Director, Andrei Stoukan. He is our majority shareholder that controls around 90% of our voting stock and controls our Board of Directors. As our officer, he will manage our day-to-day operations. Even if matters are submitted to a shareholder vote, he will be able to control the outcome of that vote. Therefore, as a minority shareholder, you will have no or limited say in our company management. Unless you are willing to entrust all aspects of our business and operations to Andrei Stoukan, you should not invest in our shares of common stock.

The risk of losing the ability to use the services of our majority shareholder, our financial condition and proposed expansion may be negatively impacted

We depend upon the services of our key executives, Andrei Stoukan. We do not have employment contracts with him and he can discontinue his service in any time. We are unable to replace his services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

The risk of incompetence and lack of experience of our management in managing day-to-day public company

Our management has a short-term experience in managing day-to-day public company; as a result, we may incur additional management related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Our President and Chief Executive Officer, Andrei Stoukan, is responsible for managing us, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting.

The risk working without audit committee

We do not have an audit committee, or Board of Directors that composed of independent directors. These functions are performed by the Board of Directors as a whole. Because no members of the Board of Directors are independent directors, there is a potential conflict between our director’s interests and our shareholders’ interests.

 As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

As a company with less than $1.0 billion in total annual gross revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as we are deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

(a)	an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;
b)	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
c)	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
d)	reduced disclosure about the emerging growth company's executive compensation arrangements;
e)	a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;
f)	an exemption to provide less than five years of selected financial data in an initial public offering registration statement.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Also, we exempt from Section 404(b) of the Sarbanes-Oxley Act which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefit of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We would cease to be an emerging growth company upon the earliest of:

  i the first fiscal year after our annual gross revenues are $1 billion or more;

  ii the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities;

iii as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Risks Related to this Offering

We have arbitrarily determined the offering price and terms of the common stock shares being offered through our Prospectus.

The fifty cents ($0.50) offering price of the common stock shares has been arbitrarily determined and bears no relationship to our assets or book value, or other investment or valuation criteria. No independent appraiser has valued our common stock shares. Accordingly, there is no basis upon which to determine whether the offering price is indicative of any real underlying share value that our selling shareholders are offering. We urge all prospective investors to seek counsel with their legal, financial or tax advisor, or other trusted professional regarding the offering price, the offering terms, and the advisability of investing in the common stock shares, or not.

Risks related to the market for our common stock

Our common stock is currently not quoted on any market. We do not have a public market and a ticker symbol for our stock. There is presently no market for the common stock shares that the selling shareholders are offering, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for their sale or transferability within the near future, or at all. Even if we do obtain a quotation, there is no assurance that a sufficiently active market will develop to sell your shares. Accordingly, the purchaser of the common stock shares should consider that their shares may be illiquid and/or present difficulties in their sale or transferability.

The risk of reduce the price of our stock

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, results of operating, cash flows, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

Upon effectiveness of this registration statement, we will be subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as fully reporting companies.

Our registration statement was effective 03/5/2019 and now we are subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. As a Section 15(d) filer, we will be required to file quarterly and annual reports during the fiscal year in which our registration statement is declared effective; however, such duty to file reports shall be suspended as to any fiscal year, other than the fiscal year within which such registration statement became effective, if, at the beginning of such fiscal year the securities of each class are held of record by less than 300 persons. In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of our equity securities will not be required to report information about their ownership positions in the securities. As such, shareholders will not have access to certain material information which would otherwise be required if it was a fully reporting company pursuant to an Exchange Act registration.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

 Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our office is approximately 500 square feet and is adequate for our needs. We pay rent, phone expenses and may be pay other reasonable compensation to use the office. We care our business from 1830 S OCEAN DR APT 3505, HALLANDALE BEACH, FL 33009-7712.

Item 3. Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;
2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities: i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; ii. Engaging in any type of business practice; or iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, or banking activities, or to be associated with persons engaged in any such activity;
5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: i. Any Federal or State securities or commodities law or regulation; or ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of June 30, 2019, we had 33 non-affiliated shareholders in our record held 1,581,000 common shares. EMPIRE STOCK TRANSFER is our transfer agent. Located: 1859 WHITNEY MESA DR. HENDERSON, NV 89014. Telephone (702) 818-5898

Holders

As of June 30, 2019, there were 15,582,000 shares of the Company’s common stock issued and outstanding.

14,001,000 were held by our founder Andrei Stoukan and 1,581,000 were held by 33 non-affiliated shareholders.

 Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, results of operating, cash flows, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

For the 12th months period ended June 30, 2019 we have not sold any securities without registration.

Item 6. Selected Financial Data

"Emerging growth company” is not required to provide the information required by this Item 6.

 Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2019 and the financial statements for the period from July 1,2018 to June 30, 2019 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Prospectus that could cause actual results to differ from the results contemplated by this forward-looking statement. We urge you to carefully consider the information set forth in this Prospectus under the heading “Note Regarding Forward Looking Statements” and “Risk Factors”.

General discussion

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

Overview

We are a company with limited revenue generating options. We are currently focused on expanding our network of new customers, drivers, shipping companies and independent transportation providers.

Results of operations

For the period from July 1, 2018 to June 30, 2019 we had logistic business activities and receive $89,964 in revenue from our customers.

We received $1,100 from US Concierge Service LLC; $6,364 from Atlas Logistics; $8,780 from Sprinter Express. Total $16,244. The remaining revenue $73,720 was received from new clients.

Our expenses for this period compose $88,222. General and administration expense $13,541, Office rental, storage rent and repairs expense $992, Logistic and Dispatcher service $73,689. Our total assets were 78,671.

For the Period from July 1, 2017 to June 30, 2018 we raised $24,811 from our initial private offering.

In that time, we had next business activities:

Our revenues from July 1, 2017 to June 30, 2018 was $130,621. This amount consists of $17,910 from US Concierge Service LLC; $94,011 from Atlas Logistics; $11,100 from Sprinter Express; $7,600 from Envision Logistics.

Our expenses for this period compose $159,004. General and administration expense $10,608, Office rental, storage rent and repairs expense $16,089, Logistic and Dispatcher service $132,306. Our total assets were 21,501

Based on compare information between two years we have decreased our expenses from $159,004 to $88,222.

However, our revenue was also decreased from $130,621 to $89,964.

Our net loss $28,382 from previous year was changed to profit $1,376 in this year. Our assets have grown from $21,501 to $78,671. We began to use 5 years depreciation plan on our van and have Accumulated Depreciation $4,000 in this year.

Liquidity

For the period from July 1, 2018 to June 30, 2019, we had revenue $89,964

At June 30, 2019, we had $62,671 in cash for our operations and $16,000 capital. We founded our operations, but it may be not enough in a future.

For the period from July 1, 2017 to June 30, 2018, we raised $24,811 from our initial private offering. After this offering, we estimate that we will incur around of $40,000 yearly in connection with the costs as SEC reporting company. At June 30,2018, we had $1,501 in cash for our operations and $20,000 capital. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

We have had revenues $130,621 from July 1, 2017 to June 30, 2018.

Plan of Operations

Throughout our 12-month Plan of Operations, we plan to accomplish the following:

1.	We are going to buy 5 cargo vans Mercedes Sprinter for $50,000 each.
2.	Find and hire 5 drivers.
3.	Provide all necessary paperwork: (Registration, insurance, maintenances etc.)
4.	Develop a network of referrals and agents working on our behalf.
5.	Develop an email list of wholesalers and retailers who ship merchandise across the US.
6.	Identify new customers and complete agreements with them.
7.	Prepare and register all necessary paperwork for dispatch business.
8.	Hire skilled and experienced dispatchers.
9.	Develop incentive programs for our customers, such as, discounts for the cargo shipments.
10.	Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)

We anticipate that the cost of the foregoing activities will be $881,000 included $40,000 to be a reporting company.

Additional financing is required for us to implement these planned activities. We anticipate obtaining such financing by way of public or private offerings of equity securities. No assurance can be given that any financing, borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms in a timely fashion or even available at all. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

Our CEO will provide the services above. Our Chief Executive Officer and director, Andrei Stoukan is responsible for the development of our incentive programs, creation of all advertisements and marketing materials, attending tradeshows and identifying and conducting due diligence on additional customers.

As of June 30, 2019, we had cash of $62,671 and as of June 30,2018, we had cash of $1,501 respectively. There is no assurance our estimates of our current and future costs are accurate or that our revenues will be sufficient to fund the cost of our existing operations or 12-month plan of operations. If our revenues are not sufficient to fund operations we will require additional debt or equity funding to continue our operations. Should this occur, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding. If we are unable to obtain required capital to fund our operations we will have to reduce 12-month plan of operations or discontinue our operations.

Off Balance Sheet Arrangements

We do not have any off-balance arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital recourses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. We have no investments in market risk sensitive instruments or in any other type of securities.

Item 8. Financial Statements

UNITED EXPRESS, INC.

INDEX TO FINANCIAL STATEMENTS

JEFFREY T. GROSS LTD.

CERTIFIED PUBLIC ACCOUNTANTS

6215 W. TOUHY AVENUE

CHICAGO, ILLINOIS 60646-1105

(773)792-1575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2019 and June 30, 2018, and the related statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Jeffrey T. Gross Ltd.

We have served as the Company’s auditor since 2018.

Chicago, Illinois

July 23, 2019

UNITED EXPRESS INC.
BALANCE SHEETS (AUDITED)
JUNE 30, 2019 AND JUNE 30, 2018

	June 30, 2019	June 30, 2018
	Audited	Audited
CURRENT ASSETS:
Cash	$62,671	$1,501
TOTAL CURRENT ASSETS	$62,671	$1,501
FIXED ASSETS
Automobile	$20,000	$20,000
Accumulated Depreciation	($(4,000)	$0
TOTAL FIXED ASSETS	$16,000	$20,000
TOTAL ASSETS	$78,671	$21,501

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loan Payable - Related Party	$0	$72
Accrued Accounts Payable	$55,500	$0
Accrued Taxes	$366
Income Taxes Payable	$0	$0
TOTAL CURRENT LIABILITIES	$55,866	$72
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at June 30, 2019 and 15,582,000 at June 30, 2018 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	$(27,006)	$(28,382)
TOTAL STOCKHOLDERS' EQUITY	$22,805	$21,429
Total Liabilities and Stockholders' Equity	$78,671	$21,501

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF OPERATIONS (AUDITED)
FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	For the year ended June 30, 2019	For the year ended June 30, 2018
REVENUES
Sales	$89,964	$130,621
TOTAL REVENUES	$89,964	$130,621

COST OF SALES

Logistic and Dispatcher Service	$73,689	$132,306

TOTAL COST OF GOODS SOLD	$73,689	$132,306

GROSS PROFIT (LOSS)	$16,275	$(1,685)

Operating expenses:
Office rental, storage rent and repairs expense	$992	$16,089
General and administration expense	$13,541	$10,608
TOTAL OPERATING EXPENSES	$14,533	$26,697

INCOME BEFORE INCOME TAXES	$1,742	($28,382)
INCOME TAXES	$(366)	$0
NET INCOME (LOSS)	$1,376	$(28,382)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$15,582,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 23, 2017 (Inception)	—	$0	$0	$0	$0
Capital			$20,000		$20,000
Stocks for Cash	1,581,000	$1,581	$14,229		$15,810
Stocks for Invested Capital	14,001,000	$14,001	$0		$14,001
Net Loss				$(28,382)	$(28,382)
Balance, June 30, 2018	15,582,000	$15,582	$34,229	(28,382)	$21,429
Net profit				$1,376	$1,376
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (AUDITED)
FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	For the year ended June 30, 2019	For the year ended June 30, 2018
Cash flows from operating activities:
Net income (loss)	$1,376	$(28,382)
Depreciation	$4,000	$0
Accrued Taxes	$366
Accrued Expenses	$55,500
Increase (Decrease) in Loan Payable - Related Party	$(72)	$72
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$61,170	$(28,310)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$29,811
Net cash provided by financing activities	$0	$29,811

NET INCREASE (DECREASE) IN CASH	$61,170	$1,501
CASH AND CASH EQ - BEGINNING OF PERIOD	$1,501	$0
CASH AND CASH EQ - ENDING OF PERIOD	$62,671	$1,501

See notes to financial statements

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

We have received $89,964 operating revenues for the 12 months period ended June 30,2019 and 130,621 for the 12 months period ended June 30,2018. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2019 (audited) and June 30, 2018 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

Revenue Recognition

We base our judgment on guidance ASC 606.

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

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

1.	We are primarily responsible for fulfilling the promise to provide the specified service.
2.	We have the inventory risk before the specified service has been transferred to a customer, or after transfer of control to the customer (for example, if the customer has a right for cancel or return).

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 — Property and Equipment

Property and equipment consist of:

June 30, 2019
Automobile	$20,000
Accumulated Depreciation	$4,000

June 30, 2018
Automobile	$20,000
Accumulated Depreciation	$0

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at June 30, 2019 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we try diversify in order to mitigate the risks.

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 7 —Capital Stock

On June 30, 2019 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the 12 months period ended June 30, 2019 we have no issued any new of common shares.

For the 12 months period ended June 30, 2018, we have issued 15,582,000 of common shares: 14,001,000 shares were purchased by officer Andrei Stoukan.

1,581,000 shares were purchased by non-affiliate investors.

As of June 30, 2019, and June 30, 2018, there were no outstanding stock options or warrants.

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

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have no material uncertain tax positions for any of the reporting periods presented. Our Accrued Taxes $366 and will be paid in time.

NOTE 9 — Related Party Transactions

For the 12 months period ended June 30, 2019 the company paid on behalf of Mr. Stoukan $992 for office rental, storage rent and repairs expense.

For the 12 months period ended June 30, 2018, the company paid to Mr. Stoukan $16,089 for office rental, storage rent and repairs expense.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the 12 months period ended June 30, 2019, the Company had a cash balance of $62,671 and net profit $1,376 from operations. For the 12 months period ended June 30, 2018, the Company had a cash balance of $1,501 and net loss $28,382 from operations.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through June 30, 2019 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Report, our President and Chief Executive Officer, Andrei Stoukan, is responsible for managing us, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are new for our management and will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Also, if we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and director and his age and positions held since inception are as follows:

Name	Age	Positions Held Since June 23, 2017
Andrei Stoukan	47	Chief Executive Officer, and Director

Andrei Stoukan

Andrei Stoukan has been our Chief Executive Officer and a Director since our inception from June 23, 2017.

From June 2017 to present time - United Express (Nevada corp.) Director

Address: 4345 w. Post Rd, Las Vegas, NV 89118

From July 2015 to present time - Director of Sprinter Express Inc.

Address: 10 Kyle Ct, Mission Viejo, CA 92694

He did merchandise delivery by cargo transportation.

From October 2006 to June 2015, President of ALLESS USA INC.

Address: 24888 Alicia pkwy, Laguna Hills, CA 92653

He did Limousine service, sales, tune up and transportation.

In 1990, he graduated Marine College. His specialization - professional mechanic.

Term of Office

Our Director are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officer and director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officer.

Corporate Governance and Board Committees

Our Board of Directors has not established an audit, executive or director compensation committee, nominating or governance committees as standing committees or other board committee performing equivalent functions. Our Board of Directors does not have an executive committee or committees performing similar functions. The one member of our Board of Directors will participate in discussions concerning the matters that are performed by these committees.

No Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our Board of Directors has determined that no members of the Board are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, which is the definition that our Board of Directors has chosen to use for the purposes of the determining independence, as the OTCQB does not provide such a definition. Therefore, none of our current Board members are independent.

Other Directorships

None of our directors are officers and directors of other Securities and Exchange Commission reporting companies.

Conflicts of Interest

Our director works part time for our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and other businesses. Our Chief Executive Officer, Andrei Stoukan, devote part time to our business even though he presently does not receive compensation for his services. In the future, he may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business;
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Conflicts of Interest

The Company does not currently foresee any conflict of interest.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred for the period covered by this report concerning the company, our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, who occupied such position at the end of our latest fiscal year.

Name	Title	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Andrei Stoukan	CEO and Director	2019/2018	0	0	0	0	0	0	992/16,089	992/16,089

Our director did not receive salary compensation for his services as director for the year ended June 30, 2019. We have a plan for compensating our director for his services beginning from July 1st 2020. He will receive up to $3,000 monthly. He received $992 for 2019 and $16,089 for 2018 as compensation payments for office, storage rent and repairs.

Summary Compensation

As of June 30, 2019, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

 Item 12. Security Ownership of Certain Beneficial Owners and Management

 The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has shared the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Title of class	Ownership Holder:	Amount Beneficial Ownership	Direct Ownership	Indirect Ownership	Percent of class
COMMON	Andrei Stoukan CEO, Director, & Founder	14,001,000	14,001,000	14,001,000	90%
TOTAL		14,001,000	14,001,000	14,001,000	90%

This table is based upon information derived from our stock records. Applicable percentages are based upon 15,582,000 shares of common stock outstanding as of the date of this report. Andrei Stoukan owns 14,001,000 shares of our common stock

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

From inception to June 30,2019, we offered and sold 14,001,000 shares to our President and Chief Executive Officer, and Director, Andrei Stoukan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We did not grant any options or stock appreciation rights to our named executive officer or director from our inception to the date of this report. As of the date of this report, we did not have any stock option plans.\

Employment Agreement

We have no employment agreement with our officer and director.

Pension, Retirement or Similar Benefit Plans

There are no agreements, arrangements or plans in which we provide pension, retirement or similar benefits to our director or executive officer. We have no material bonus or profit-sharing plans in which cash or non-cash compensation is or may be paid to our directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Item 14. Principal Accounting Fees and Services

We paid to our auditor Jeffrey T. Gross Ltd. for professional services rendered for the audit of our financial statements $3,500. No other fees were billed or incurred for services by our auditor other than the fees noted above.

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Express Inc.

July 26, 2019	By:	/s/ Andrei Stoukan
Andrei Stoukan
Presidnet, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

July 26, 2019	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

