Form 10-Q
period 2019-09-30
United Express Inc.
filed 2019-10-15
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 w. Post Rd, Las Vegas, Nevada 89118

(Address of principal executive offices)(Zip Code)

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

Yes ☐  No ☒

As of September 30, 2019, there were 15,582,000 shares of our common stock authorized for issue and outstanding

1

UNITED EXPRESS, INC.
BALANCE SHEET
SEPTEMBER 30, 2019 AND JUNE 30, 2019

	September 30, 2019 Unaudited	June 30, 2019 Audited
ASSETS
CURRENT ASSETS:
Cash	$27,891	$62,671
TOTAL CURRENT ASSETS	$27,891	$62,671
FIXED ASSETS
Automobile	$20,000	$20,000
Accumulated Depreciation	(4,000)	(4,000)
TOTAL FIXED ASSETS	$16,000	$16,000
TOTAL ASSETS	$43,891	$78,671

LIABILITIES & STOCHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued Accounts Payable	$0	$55,500
Accrued Taxes	$1	$366
Income Taxes Payable	$0	$0
TOTAL CURRENT LIABILITIES	1	55,866
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,582,000 shares issued and outstanding as of September 30, 2019 and 15,582,000 as of June 30,2019	$15,582	$15,582
Additional Paid-In Capital	$34,229	$34,229
Net profit (loss) accumulated during development stage	$(5,921)	$(27,006)
TOTAL STOCKHOLDERS' EQUITY	$43,890	$22,805
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,891	$78,671

See accompanying notes to financial statements.

UNITED EXPRESS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
REVENUES
Sales	$46,100	$9,547
TOTAL REVENUES	$46,100	$9,547

COST OF SALES

Logistic and Dispatcher Service	$3,997	$3,833

TOTAL COST OF GOODS SOLD	$3,997	$3,833

GROSS PROFIT (LOSS)	$42,103	$5,664

Operating expenses:
Transportation expenses, Broker Expenses	$16,401	$0
General and administration expenses	$4,617	$4,204
TOTAL OPERATING EXPENSES	$21,018	$4,204

INCOME BEFORE INCOME TAXES	$21,085	$1,460
INCOME TAXES		$0
NET INCOME	$21,085	$1,460
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	15,582,000	15,582,000

See accompanying notes to financial statements.

UNITED EXPRESS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net profit				$21,085	$21,085
Balance, September 30, 2019	15,582,000	$15,582	$34,229	$(5,921)	$43,890

UNITED EXPRESS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2018	15,582,000	$15,582	$34,229	$(28,382)	$21,429
Net profit				$1,460	$1,460
Balance, September 30, 2018	15,582,000	$15,582	$34,229	$(26,922)	$22,889

See accompanying notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Cash flows from operating activities:
Net income	$21,085	$1,460
Accrued Taxes	$(366)	$0
Accrued Expenses	$(55,500)	$0
Increase (Decrease) in Loan Payable - Related Party	$0	$(72)
Net cash (used in) provided by operating activities	$(34,781)	$1,388

Cash flows from investing activities:
Net cash used in investing activities	$0	$0
Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$(34,781)	$1,388
CASH AND CASH EQ - BEGINNING OF PERIOD	$62,671	$1,501
CASH AND CASH EQ - ENDING OF PERIOD	$27,891	$2,889

See accompanying notes to financial statements

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2018

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

As an emerging growth company, we have received $46,100 operating revenues for the three months period ended September 30, 2019 and 9,547 for the three months period ended September 30, 2018. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30,2019 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2018

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

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2018

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

September 30, 2019
Automobile	$20,000
Accumulated Depreciation	$4,000

September 30, 2018
Automobile	$20,000
Accumulated Depreciation	$0

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at September 30, 2019 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2018

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On September 30, 2019 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the three months period ended September 30, 2019 we have no issued any new of common shares.

For the three months period ended September 30, 2018, we also have no issued any new of common shares.

As of September 30, 2019, and September 30, 2018, there were no outstanding stock options or warrants.

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

We have paid $366 tax obligation for the fiscal year ended June 30, 2019.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the three months period ended September 30, 2019.

Also, we have not a related party transaction for the three months period ended September 30, 2018

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2018

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2019, the Company had a cash balance of $27,891 and net profit $21,085 from operations. For the three months period ended September 30, 2018, the Company had a cash balance of $2,889 and a cash balance $2,889.

These factors show a significant increase in our activity but still has doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through September 30, 2019 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2019 and September 30,2019 and the financial statements for the three months period ended September 30, 2019 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. Our registration statement contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this prospectus. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in the “Risk Factors” section in our S1 form, as well as any cautionary language in this prospectus, provide examples of these risks and uncertainties. The safe harbor for forward-looking statements is not applicable to this offering pursuant to Section 27A of the Securities Act of 1933.

Business Overview

We are an Emerging growth company with small revenue generating operations. We were formed on June 23, 2017 and have more than two years of business experience.

The United Express intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the licensure and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter, the price of oil and its associated refined energy products has been within a reasonable, steady range. Lack of major volatile in oil prices has caused the freight and logistic industries costs to be on a straight level during last 3 months. In the event of an increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

For the 3 months ended September 30, 2019 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, van repairs, researching for new customers, drivers, storages, van supplies, development of optimal traffic routes.

As of September 30,2019, we had income $23,500 from CVK Express LLC., $9,700 from Cargo Solution Brokerage Inc, $3,000 from Antech Inc. The remaining revenue we received from private persons for the transportation service.

Our three months revenues for the period ended September 30,2019 was $46,100. We currently have several customers who working with us, which we have become dependent.

We have business agreement with CVK Express LLC. and business agreement with Cargo Solution Brokerage Inc.

We planning to work with private people when they ask about transportation service up in coming move, relocation, short terms storage and other’s needs.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For the three months period ended September 30,2019, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with customers;
•	found the cargo dealers;
•	found drivers which can deliver goods for our customers;
•	organized short-term storage;
•	chose despatcher Vladyslav Khorenko;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	have chosen the transfer agent company: Empire Stock Transfer, Inc.
•	chose optimal routes of traffic
•	have chosen auto insurance (Progressive) with next coverage:

Insurance coverage	Limits

Bodily Injury/Property Damage	$1,000,000 Combined Single Unit
Uninsured/ Uninsured Motorist	$15,000/$30,000
Motor Trucking Cargo	$100,000
Medical Payments	$1,000

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended September 30, 2019 was $46,100. It is in five time more than in similar period year ago. Our revenue for the 3 months 2018 was $9,547

Liquidity

At September 30, 2019, we had $27,891 in cash for our operations and $16,000 in capital. For the period ended September 30,2018 we had only $2,889 in cash for our operations. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of September 30, 2019. Total stockholders' equity $43,890.

Results of Operations for the three months period ended September 30, 2019 and for the three months period ended September 30, 2018

As an emerging growth company, we have received $46,100 operating revenues for the three months period ended September 30,2019 and 9,547 for the three months period ended September 30,2018. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the transportation business.

For the three months period ended September 30, 2019 we generated $23,500 from CVK Express LLC., 9,700 from Cargo Solution Brokerage Inc., $3,000 from Antech Inc. The remaining revenue we received from private persons for the transportation service. Our cash balance was $27,891.

For this period, we had Logistic and Dispatcher Service Expenses $3,997. Our profit from operations was $42,103.   Also, for this period, we had $4,617 general and administration expense, $16,401 transportation and Broker Expenses. Our net income from operations was $ 21,085. It is almost in 15th times more than in similar period year ago.   For the three months period ended September 30, 2018 we generated $9,547 in revenue.  Our cash balance was $2,889.    Our general and administration expense for this period was $4,204. Logistic and Dispatcher Service expense $3,883 Our income from operations was $1,460.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our business plan of operations in the next twelve months we need to raise $881,000 based on the information in our S1 form page 7, where we provided breakdown of our estimated expenses. During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to raise additional cash, buy cargo vans and generate more revenue. If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended September 30, 2019

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2019, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: October 15, 2019	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

