Form 10-Q
period 2019-12-31
United Express Inc.
filed 2020-01-17
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes ☐  No ☒

As of December 31, 2019, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.

BALANCE SHEET

DECEMBER 31, 2019 AND JUNE 30, 2019

	December 31, 2019 Unaudited	June 30, 2019 Audited
ASSETS
CURRENT ASSETS:
Cash	$32,783	$62,671
TOTAL CURRENT ASSETS	$32,783	$62,671
FIXED ASSETS
Automobile	$20,000	$20,000
Accumulated Depreciation	$(4,000)	$(4,000
TOTAL FIXED ASSETS	$16,000	$16,000
TOTAL ASSETS	$48,783	$78,671

LIABILITIES & STOCHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued Accounts Payable	$1	$55,500
Accrued Taxes Payable	$0	$366
TOTAL CURRENT LIABILITIES	$1	$55,866

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,582,000 shares issued and outstanding as of December 31, 2019 and 15,582,000 as of June 30, 2019	$15,582	$15,582
Additional Paid-In Capital	$34,229	$34,229
Net profit (loss) accumulated during development stage	$(1,028)	$(27,006)
TOTAL STOCKHOLDERS' EQUITY	$48,783	$22,805
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,783	$78,671

See accompanying notes to financial statements.

    UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	For the three months ended		For the six months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
REVENUE
Sales	$80,070	$9,547	$126,170	$13,559
Total Revenues	$80,070	$9,547	$126,170	$13,559
COST OF SALES
Logistic and Dispatcher Service	$35,999	$3,883	$39,996	$8,983
Equipment Rental	$14,000	$0	$14,000	$0
TOTAL COST OF GOODS SOLD	$49,999	$3,883	$53,996	$8,893
Gross Profit (Loss)	$30,071	$5,664	$72,174	$4,576
Operating expenses:
Transportation expenses, Broker Expenses	$3,000	$0	$19,035	$0
General and administration expense	$22,178	$4,204	$26,795	$4,971
Total operating expenses	$25,178	$4,204	$45,830	$4,971

Income (Loss) before income taxes	$4,893	$1,460	$26,344	$(395)
Income tax	$0	$0	$366.17	$0
Net income (loss)	$4,893	$1,460	$25,978	$(395)
Net income per basic and diluted shares	$0.00	$0.00	$0.00	$0.00
Weights average number of shares outstanding	15,582,000	15,582,000	15,582,000	15,582,000

See accompanying notes to financial statements.

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	15,582,000	$15,582	$34,229	(27,006)	$22,805
Net profit (loss)				$25,978	$25,978
Balance, December 31, 2019	15,582,000	$15,582	$34,229	$(1,028)	$48,783

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2018	15,582,000	$15,582	$34,229	$(28,382)	$21,429
Net profit				$(395)	$(395)
Balance, December 31, 2018	15,582,000	$15,582	$34,229	$(28,777)	$21,034

See accompanying notes to financial statements.

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	For the six months ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss)	$25,978	$(395)
Accrued Taxes	$(366)	$0
Accrued Expenses	$(55,500)	$0
Increase (Decrease) in Loan Payable - Related Party	$0	$(72)
Net cash (used in) provided by operating activities	$(29,888)	$(467)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0
Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$(29,888)	$(467)
CASH AND CASH EQ - BEGINNING OF PERIOD	$62,671	$1,501
CASH AND CASH EQ - ENDING OF PERIOD	$32,783	$1,033

See accompanying notes to financial statements.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2018

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

As an emerging growth company, we have received $126,170 operating revenues for the six months period ended December 31,2019 and 13,559 for the six months period ended December 31,2018. It is almost ten times increase. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31,2019 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of 12 months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2018

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

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019 AN

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2018

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

December 31, 2019
Automobile	$20,000
Accumulated Depreciation	$4,000

December 31, 2018
Automobile	$20,000
Accumulated Depreciation	$0

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at December 31, 2019 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2018

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On December 31, 2019 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the six months period ended December 31, 2019 we have no issued any new of common shares.

For the six months period ended December 31, 2018, we also have no issued any new of common shares.

As of December 31, 2019, and December 31, 2018, there were no outstanding stock options or warrants.

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

NOTE 9 — Related Party Transactions

We have not a related party transaction for the six months period ended December 31, 2019.

Also, we have not a related party transaction for the six months period ended December 31, 2018.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2018

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2019, the Company had a Stockholders’ Equity of $48,783 and net profit $25,978 from operations. For the six months period ended December 31, 2018, the Company had a Stockholders’ Equity of $21,034 and a and net loss $395.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through December 31, 2019 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2019 and December 31,2019 and the financial statements for the six months period ended December 31, 2019 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

For the 3 months ended December 31, 2019 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, researching for new customers, drivers, storages, van supplies, development of optimal traffic routes.

As of December 31,2019, we received $126,170 revenue from our existing and new customers for the transportation and dispatch service. We currently have several customers who working with us, which we have become dependent. We performed work for the retail stores, existing and new costumers.

We planning continue work with retail stores and private people when they ask about transportation service up in coming move, relocation, short terms storage and other’s needs.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For the six months period ended December 31,2019, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with customers;
•	found the cargo dealers;
•	found drivers which can deliver goods for our customers;
•	organized short-term storage;
•	chose despatcher Vladyslav Khorenko;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	have chosen the transfer agent company: Empire Stock Transfer, Inc.
•	chose optimal routes of traffic and provide delivery for the retail stores
•	have chosen auto insurance (Progressive) with next coverage:

Insurance coverage	Limits
Bodily Injury/Property Damage	$1,000,000 Combined Single Unit
Uninsured/ Uninsured Motorist	$15,000/$30,000
Motor Trucking Cargo	$100,000
Medical Payments	$1,000

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended December 31, 2019 was $80,070. It is in eight times more than in similar period year ago. Our revenue for the 3 months 2018 was $9,547

Liquidity

At December 31, 2019, we had $32,783 in cash for our operations and $16,000 in capital. For the period ended December 31,2018 we had only $1,033 in cash for our operations. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of December 31, 2019. Total stockholders' equity $48,783.

Results of Operations for the six months period ended December 31, 2019 and for the six months period ended December 31, 2018

As an emerging growth company, we have received $126,170 operating revenues for the six months period ended December 31,2019 and 13,559 for the six months period ended December 31,2018. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the transportation business.   For the six months period ended December 31, 2019 our revenue was generated from our existing and new customers for the transportation and dispatch service, also from private persons for the transportation service. Our cash balance was $32,783.   For this period, we had Logistic and Dispatcher Service Expenses $39,996 and Expenses for Rental Equipment $14,000. Also, for this period, we had $26,795 general and administration expense, $19,035 transportation and Broker Expenses. Our net income from operations was $ 25,978 in compare with our loss $395 in similar period year ago.   For the six months period ended December 31, 2018 we generated $13,559 in revenue.  Our cash balance was $1,033. Our general and administration expense for this period was $4,971. Logistic and Dispatcher Service expense $8,983 Our loss from operations was $395.   Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our business plan of operations in the next twelve months we need to raise $881,000 based on the information in our S1 form page 7, where we provided breakdown of our estimated expenses. During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to raise additional cash, buy cargo vans and generate more revenue.  If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended December 31, 2019

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended December 31,2019, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: January 17, 2020	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

