Form 10-Q
period 2020-03-31
United Express Inc.
filed 2020-04-21
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐  No ☒

As of March 31, 2020, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

Page No.
Financial Statements
Item 1.
Balance Sheets as of March 31, 2020 (Unaudited) and June 30, 2019 (Audited)	3
Statements of Operations for the for the three months ended March 31, 2020 and March 31, 2019 and for the nine months ended March 31, 2020 and March 31, 2019 (Unaudited)	4
Statements of Stockholders’ Equity for the nine months ended March 31, 2020 and for the nine months ended March 31, 2019 (Unaudited)	5
Statements of Cash Flows for the nine months ended March 31, 2020 and March 31, 2019 (Unaudited)	6
Notes to Financial Statements	7 - 11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	16
Signatures	17

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2020 AND JUNE 30, 2019

	March 31, 2020 Unaudited	June 30, 2019 Audited
ASSETS
CURRENT ASSETS:
Cash	$23,082	$62,671
TOTAL CURRENT ASSETS	$23,082	$62,671
FIXED ASSETS
Capital Repair Auto	$12,000	$0
Automobile	$20,000	$20,000
Accumulated Depreciation	$(4,000)	$(4,000)
TOTAL FIXED ASSETS	$28,000	$16,000
TOTAL ASSETS	$51,082	$78,671
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued Accounts Payable	$1	$55,500
Accrued Income Taxes Payable	$0	$366
TOTAL CURRENT LIABILITIES	$1	$55,866

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,582,000 shares issued and outstanding as of March 31, 2020 and 15,582,000 as of June 30,2019 respectively	$15,582	$15,582
Additional Paid-In Capital	$34,229	$34,229
Net profit (loss) accumulated during development stage	$1,270	$(27,006)
TOTAL STOCKHOLDERS' EQUITY	$51,081	$22,805
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,082	$78,671

See accompanying notes to financial statements.

    UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

AND FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019	For the nine months ended March 31, 2020	For the nine months ended March 31, 2019
REVENUE
Sales	$73,495	$7,825	$199,664	$21,384
Total Revenues	$73,495	$7,825	$199,664	$21,384
COST OF SALES
Logistic and Dispatcher Service	$62,607	$3,600	$102,603	$12,583
Equipment Rental	$3,550	$0	$17,550	$0
TOTAL COST OF GOODS SOLD	$66,157	$3,600	$120,153	$12,583
Gross Profit (Loss)	$7,339	$4,225	$79,512	$8,801
Operating expenses:
Transportation expenses, Broker Expenses, Repairs	$3,505	$890	$42,940	$890
General and administration expense	$1,535	$1,072	$7,930	$6,044
Total operating expenses	$5,040	$1,962	$50,870	$6,934

Income (Loss) before income taxes	$2,299	$2,263	$28,642	$1,867
Income tax	$0	$0	$366	$0
Net income (loss)	$2,299	$2,263	$28,276	$1,867
Net income per basic and diluted shares	$0.00	$0.00	$0.00	$0.00
Weights average number of shares outstanding	15,582,000	15,582,000	15,582,000	15,582,000

See accompanying notes to financial statements.

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net profit (loss)				$28,276	$28,276
Balance, March 31, 2020	15,582,000	$15,582	$34,229	$1,270	$51,081

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2019

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2018	15,582,000	$15,582	$34,229	$(28,382)	$21,429
Net profit (loss)				$1,867	$1,867
Balance, March 31, 2019	15,582,000	$15,582	$34,229	$(26,515)	$23,296

See accompanying notes to financial statements.

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

	For the nine months ended March 31, 2020	For the nine months ended March 31, 2019
Cash flows from operating activities:
Net income (loss)	$28,276	$1,867
Accrued Taxes	$(366)	$0
Accrued Expenses	$(55,500)	$0
Increase (Decrease) in Loan Payable - Related Party	$0	$(72)
Net cash (used in) provided by operating activities	$(27,589)	$1,795

Cash flows from investing activities:
Capital Repair Auto	$(12,000)	$0
Net cash used in investing activities	$(12,000)	$0
Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$(39,589)	$1,795
CASH AND CASH EQ - BEGINNING OF PERIOD	$62,671	$1,501
CASH AND CASH EQ - ENDING OF PERIOD	$23,082	$3,296

See accompanying notes to financial statements.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020 AND
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019

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

As an emerging growth company, we have received $199,664 operating revenues for the nine months period ended March 31,2020 and 21,384 for the nine months period ended March 31,2019. It is increase around 10 times. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31,2020 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020 AND
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019

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

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020 AND
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

MARCH 31, 2020
Automobile	$20,000
Accumulated Depreciation	$(4,000)

MARCH 31, 2019
Automobile	$20,000
Accumulated Depreciation	$0

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at March 31, 2020 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020 AND
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, can from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On March 31, 2020 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the nine months period ended March 31, 2020 we have no issued any new of common shares.

For the nine months period ended March 31, 2019, we also have no issued any new of common shares.

As of March 31, 2020, and March 31, 2019, there were no outstanding stock options or warrants.

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

NOTE 9 — Related Party Transactions

We have not a related party transaction for the nine months period ended March 31, 2020.

Also, we have not a related party transaction for the nine months period ended March 31, 2019.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020 AND
FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2020, the Company had a Stockholders’ Equity of $51,081 and net profit $28,276 from operations. For the nine months period ended March 31, 2019, the Company had a Stockholders’ Equity of $23,296 and profit $1,867.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through March 31, 2020 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2019 and March 31,2020 and the financial statements for the nine months period ended March 31, 2020 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

We are the company with growing revenue generating options. We are currently focused on expanding our network of new customers, drivers, shipping companies and independent transportation providers.

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

Business Overview

We are an Emerging growth company with growing revenue generating operations. We were formed on June 23, 2017 and have about three years of business experience.

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

For the 3 months ended March 31, 2020 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, researching for new customers, logistics, storages, van supplies, development of optimal traffic routes.

For the three months ended March 31,2020, we received $73,495 revenue from our existing and new customers for the transportation and dispatch service. We currently have several customers who working with us, which we have become dependent. We performed work for the retail stores, existing and new costumers.

We planning continue work with retail stores and private people when they ask about transportation service up in coming move, relocation, short terms storage and other’s needs.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For the nine months period ended March 31,2020, we

•	developed our business plan;
•	selected business partners;
•	found the company with short term rental trucks;
•	found the cargo dealers;
•	organized short-term storage;
•	chose despatcher;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	have chosen the transfer agent company: Empire Stock Transfer, Inc.
•	chose optimal routes of traffic and provide delivery for the retail stores
•	have chosen auto insurance (Progressive) with next coverage:

Insurance coverage	Limits

Bodily Injury/Property Damage	$1,000,000 Combined Single Unit
Uninsured/ Uninsured Motorist	$15,000/$30,000
Motor Trucking Cargo	$100,000
Medical Payments	$1,000

Some of our revenues are concentrated in several customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended March 31, 2020 was $73,495. It is about 10 times more than in similar period year ago. Our revenue for the 3 months ended March 31, 2019 was $7,825

Liquidity

On March 31, 2020, we had $23,082 in cash for our operations and $51,082 total assets. For the period ended March 31,2019 we had only $3,296 in cash for our operations and $23,296 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of March 31, 2020. Total stockholders' equity $51,081.

Results of Operations for the nine months period ended March 31, 2020 and for the nine months period ended March 31, 2019

As an emerging growth company, we have received $199,664 operating revenues for the nine months period ended March 31,2020 and 21,384 for the nine months period ended March 31,2019. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the transportation business.

For the nine months period ended March 31, 2020 our revenue was generated from our existing and new customers for the transportation, logistics and dispatch service, also from private persons for the transportation service. Our cash balance was $23,082.

For this period, we had Logistic and Dispatcher Service Expenses $102,603 and Expenses for Rental Equipment $17,550. Also, for this period, we had $7,930 general and administration expense, $42,940 transportation, repairs and broker expenses. Our net income from operations was $ 28,276 in compare with our net income $1,867 in similar period year ago.

For the nine months period ended March 31, 2019 we generated $21,384 in revenue.  Our cash balance was $3,296. Our general and administration expense for this period was $6,044. Logistic and Dispatcher Service expenses $12,583; office, storage rental, repairs were $890. Our net income from operations was $1,867.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended March 31, 2020

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2020, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: April 21, 2020	By:	/s/ Andrei Stoukan
Andrei Stoukan (CEO)

