Form 10-K
period 2020-06-30
United Express Inc.
filed 2020-08-12
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $15,810 based upon the price ($0.01) multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30,2020, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

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

Item 1. Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017 and have three years of business experience.

The United Express operates as a general company of transportation, dispatch service logistics, delivery merchandises, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Stability in oil prices has caused the freight and logistic industries costs to be on a straight level during last 12 months. In the event of an increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

As the dispatch service and transportation company we provide shipping by cargo vans based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

During reported period our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, cargo brokers, researching for new customers, drivers, storages, van supplies, development of optimal traffic routes.

Revenues

Our revenues from July 1, 2019 to June 30, 2020 was $279,664. We currently have many customers working with us. We generated revenue from dispatch and logistics services.

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

We expect to do the next business activities in our next 12 months plan of operation, summarized as follows:

1. We are going to buy cargo vans Mercedes Sprinter for $50,000 each.

2. Find and hire drivers.

3. Provide all necessary paperwork: (Registration, insurance, etc.)

4. Develop a network of referrals and agents working on our behalf.

5. Develop an email list to contact wholesalers and retailers who ship merchandise across the US.

6. Identify new customers and complete agreements with them.

7. Continue to provide dispatch business.

8. Hire skilled and experienced dispatchers.

9. Develop incentive programs for our customers such as discounts for the cargo shipments.

10. Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)

To maintain the company's performance during the next 12 months, we require $841,000 plus $30,000 to be a reporting company.

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

Below a breakdown of our estimated expenses for the next twelve months:

Purchas 5 cargo vans ($50,000 each)	$250,000
Drivers’ salary for 12- months ($54,000х5 drivers)	$270,000
Gasoline cost for 1 year ($31,000 x5 vans)	$155,000
Oil change ($3,600x5 cargo vans)	$18,000
Registration, insurance, and toll road ($4,000x5 vans)	$20,000
Dispatch cost 10% from gross revenue ($14,400x5vans)	$72,000
Repairs and maintenance ($4,000x5 vans)	$20,000
Salary for officers and staff- 5% from gross revenue ($7,200x5vans)	$36,000

Gross expenses for one van $168,200 and for the 5 vans	$841,000
Costs associated with being a reporting company	$30,000

Total:	$871,000

For the period from July 1, 2019 through June 30, 2020, our remaining capital was $2,726 in cash and for the period from July 1, 2018 through June 30, 2019 our remaining capital was $62,671 in cash and this is not enough to cover our monthly operating expenses.

Industry Background and Competition

Less demanded rail transport represents good growth opportunities for auto logistic, therefore the transportation and logistics services in US develops and grows. On the one hand it is very good but on the other hand in the transport industry is highly competitive. Our competitors consist of others small and medium nationwide transportation companies that operate their own paid off vans, with own body shops for van repair and stable customers.

Advertising

We do PR, browse the sites of companies who need transportation service, collect information directly from transportation brokers, manufacturers and cargo owners. We do not carry out any additional advertising and mostly provides personal meetings, calls and leads. We suppose these forms of advertising are the most effective for reaching potential clients in our target markets.

Business Strategy

Transportation and logistics service as a barometer of the U.S. economy, because it represents significate percent of tonnage carried by all modes of domestic freight transportation, including manufactured and retail goods, according to the American Trucking Associations. ATA expects transportation business continued growth and going forward.

We provide management service for long and short distance logistics for clients in the Company’s target market areas. The Company offers to our clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. The prices are determined on a shipment basis to accommodate our customers’ needs based on our transportation capabilities, size and type of shipment, distance, route gas price, delivery time.

Our second business activity is a dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. These services are now heavily in demand among product distributors and retailers.

Our business strategy steps below:

•	Search for cargo owners and private sellers who need transportation service;
•	Communicate with owner operators, truck drivers and cargo vans owners to use their vehicles and services in the short term
•	Increase the number of wholly-owned cargo vans;
•	We plan to work with auto dealers to purchase our own fleet of vehicles;
•	Create a maintenance a repair shop for vehicle repairs;
•	Search for cargo sellers;
•	Search for drivers;
•	Purchase the initial cargo vans inventories for our business;
•	Create dispatch service department

Pricing

As a Startup Business we expect gross revenue $144,000 for one year for one cargo van and one driver.

Driver rides 15,000 ml. in 1month x 12 month= 180,000 ml
1 ml. cost $0.80x180,000ml	$144,000
Driver salary $0.30 - 1ml. x 180,000ml.	$54,000
Fuel cost 1gal - $3.10
Van spend 18ml. on 1gal. 180,000ml:18ml.=10,000 gal.x$3.10	$31,000
Oil change $300 in 1-month x 12 months	$3,600
Registration + insurance + toll road	$4,000
Repair and maintenance depend what happens, approximately	$4,000
Dispatch cost 10% from gross income $144,000 x 10%	$14,400
Company income and officers’ salary 5% from gross income.	$7,200
Total expenses	$118,200
Profit: 144,000-118,200 = $25,800

This information does not include the $50,000 cost of one van. To be profitable, the van should work at least 2 years.

Services

We offer a dispatch service and logistics services to our customers include parcel shipping services for single or multiple pallets of freight to the destination requested by the customers.

As of today, we perform transportation services for two group of costumers: companies and private clients.

Below is an outline of our operational steps:

1.	We received the order from our customers about product, cost, weight and final destination.
2.	After re-calculate profitability and time frame for the delivery we decide to take or not take this load.
3.	If we agree to make a deal with our driver or an independent contractor with van which is suitable for the carriage of such cargo going for pick-up. We select independent contractor for transportation based on their ability to effectively serve our customers with respect to price, technology capabilities, geographic coverage and quality of service.
4.	After that the driver sets out on the road to the final destination.
5.	After delivery and unloading we give invoice to our customers and waiting for the payment.

Our Partners

We currently working with our customers based on the contracts and without them. While increasing the number of own vans, we are able to provide additional logistics route for them.

As a result, our revenues are not concentrated to several customers and business providers, leading us to believe in the stability of our revenues going forward.

Employees

We have only one employee - our President and Chief Executive Officer, Andrei Stoukan, who works for the business. Mr. Stoukan is our only employee at the date of this report. We do not have an employment agreement with him. He devotes part time work and efforts as needed. We anticipate hiring additional employees in a future.

Research and Development

In the course of the reported year, we have not conducted any Research and Development.

Available Information

Currently our common stock is listed on OTCQB marketplace. We file annual reports, quarterly reports, and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or call the SEC at 1-800-732-0330 for further information. The SEC maintains an internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

Fees

We charge depending on working time and distance.

For the period from July 1, 2019 to June 30, 2020 we generated revenues from our customers based on the above principle.

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

Risks Related to Our Financial Condition and Business Model

We are an emerging growth company with three years historical performance to base an investment decision upon, and we may never become profitable.

We were formed in June 23, 2017. From July 1, 2019 to June 30, 2020, we have had revenues of $279,664. Our operating expenses $51,037, Logistic and Dispatcher Service $228,707 and our net loss $80. We have a little historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by emerging grow companies such as us. To be successful and implement our planned activities we need additional financing which we may not be able to get.

Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage logistic company, and whether we will ever become profitable.

Risks associated with operating in a high-competition industry

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

There are a large number of logistic companies that operate in the US, big and small, with various services in search and delivery of goods. Their costs and the expenses are possible lower than ours, therefore we indicated this situation as a high competition area. Also, some companies prefer use 48 or 53 ft. semi-trucks with possible to load more pallets. The standard size for a pallet is 48x45. In a 53-foot truck they can fit 26 pallets in total, 13 on each side or 52 if double stacked. In a 48-foot truck its 24 pallets, 12 on each side or 48 if double stacked. This is when all pallets loaded sideways.

Our van (Mercedes Sprinter 2500) able to take only 4 pallets. In this case, the carrying capacity is our main drawback. Since we don’t use big semi-trucks and trailers, which we do not have, we may be not competitive and unsuccessful in generating sufficient revenue to compete in our business or to become profitable. Should we fail to effectively compete and differentiate ourselves from competitors by developing new business ideas and strategies that will differentiate us from our competition, we will not compete effectively, and our market share, revenues, and growth prospects may be adversely affected and we may be forced to reduce prices and/or limit price increases, which may result in materially reduced margins, net income or market share.

As the small logistic company, we plan to buy and operate our own vans where the transportation expenses highly depend of fuel price, driver’s salary, maintenance, dispatch cost, insurance cost and others, therefore we can’t exactly predict the final expenses when we receive the order. There is a risk that our final expenses will be higher than others logistic companies and our customers can discontinue work with us. As a result, we have to be flexible and keep reasonable prices for our customers. Accordingly, because our revenue source is limited to those fees, we may be unsuccessful in generating sufficient revenue to compete in our business or to become profitable.

Risk relating the possibility of not achieving expected revenue

If we are unable to generate sufficient revenues for our operations, we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

From July 1, 2019 to June 30, 2020 our revenue was $279,664. Because we are an Emerging growth company and have small revenues, our future revenues are unpredictable. After our S1 form was declared effective our expenses to be the reporting company may be around $30,000-$40,000 annually. As of June 30, 2020, we had only $2,726 of cash and one cargo van . If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

Risk if we may not be able to generate sufficient revenues to run our business and maintain our reporting obligations with the SEC

Expenses required to operate a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, audit, transfer agent, EDGAR, market maker or other professionals that could be more expensive than expected. We may also be required to hire additional staff to comply with SEC reporting requirements. We anticipate that these costs will be approximately $30,000 per year. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCQB, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risk relating when revenue comes from the several groups of customers

Our revenue is coming from companies and private clients and could be reduced if any of these decrease their orders or they cease using our services.

During reporting year, we provide dispatch service for our client CVK Express LLC and generated revenue $151,300 and CARGO SOLUTION BROKERAGE, INC. and generated revenue 56,164. Total $207,464

In logistics industry we worked for companies and private clients and generated $72,200 in revenue.

As a result, our revenues are mostly coming from dispatch service. If we are unable to expend our customer base, our revenues and results of operations will be negatively impacted.

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

The risk in received payment later

After job is completed we have to wait up to 30 days to receive the payment. Therefore, our everyday expenses can be hire then our cash flow and delay in payments may force us to temporarily suspend the work.

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

Our management provide their services on a part-time basis. They may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

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

Risks related to the market for our common stock

Our common stock is currently quoted on OTCQB market. We have a public market for our stock. Our ticker symbol UNXP. Presently, we working with Glendale Securities market maker to set up market for our common stock that will be selling shareholders are offering, but we cannot be certain that our shares get value when public market will become available, or that there will be sufficient liquidity to allow for their sale or transferability within the near future. Even if we do obtain a bid price, there is no assurance that a sufficiently active market will develop to sell your shares. Accordingly, the purchaser of the common stock shares should consider that their shares may be illiquid and/or present difficulties in their sale or transferability.

Our financial and operating performance is adversely affected by the coronavirus pandemic

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Mandatory closures of businesses approved by the federal and state governments to control the spread of the virus is disrupting the operations of our business. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10K, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

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

Upon effectiveness of our registration statement, we are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934.

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

We will be subject to penny stock regulations and restrictions and you may have difficulty selling your shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our office is approximately 500 square feet and is adequate for our needs. We don’t pay rent, phone or other expenses related use the office. Our CEO Andrei Stoukan share his private residence with us.

We care our business from 1830 S OCEAN DR APT 3505, HALLANDALE BEACH, FL 33009.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of June 30, 2020, we had 53 non-affiliated shareholders in our record held 1,581,000 common shares. EMPIRE STOCK TRANSFER is our transfer agent. Located: 1859 WHITNEY MESA DR. HENDERSON, NV 89014. Telephone (702) 818-5898

Holders

As of June 30, 2020, there were 15,582,000 shares of the Company’s common stock issued and outstanding.

14,001,000 were held by our founder Andrei Stoukan and 1,581,000 were held by 53 non-affiliated shareholders.

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

Recent Sales of Unregistered Securities

For the 12 months period ended June 30, 2020 we have not sold any securities without registration.

Item 6. Selected Financial Data

"Emerging growth company” is not required to provide the information required by this Item 6.

 Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2020 and the financial statements for the period from July 1,2019 to June 30, 2020 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Overview

We are a company with constant revenue generating options. We are currently focused on expanding our network of new customers, dispatch service, drivers, shipping companies and independent transportation providers.

Results of operations

For the period from July 1, 2019 to June 30, 2020 we provided dispatch service and logistic business activities and receive $279,664 in revenue from our customers.

We received $221,464 from our dispatch service. From CVK EXPRESS, LLC we generated revenue $165,300 and from CARGO SOLUTION BROKERAGE, INC. we generated revenue 56,164. The remining revenue $58,200 we received from our logistic business activities.

Our expenses for this period compose $51,037. General and administration expense $50,032, Office rental, storage rent and repairs expense $1,005. Also, we spent for Logistic and Dispatcher service $228,707. Our total assets were $22,726.

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

Based on compare information between two years we have increased our revenue from $89,964 to $279,664 however our expenses also increased from $88,222 to $279,744.

Our profit $1,376 in last year was changed to the net loss $80 in this year. Our assets have decreased from $78,671 to $22,726. We completed our depreciation plan on our van and have Accumulated Depreciation $20,000 in this year.

Liquidity

For the period from July 1, 2019 to June 30, 2020, we had revenue $279,664.

At June 30, 2020, we had $2,726 in cash for our operations and $22,726 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

For the period from July 1, 2018 to June 30, 2019, we had revenue $89,964.

At June 30, 2019, we had $62,671 in cash for our operations and $78,671 total assets. We founded our operations, but it may be not enough in a future.

Plan of Operations

Throughout our 12-month Plan of Operations, we plan to accomplish the following:

1.	We are planning to buy 5 cargo vans Mercedes Sprinter for $50,000 each.
2.	Find and hire 5 drivers.
3.	Provide all necessary paperwork: (Registration, insurance, maintenances etc.)
4.	Develop a network of referrals and agents working on our behalf.
5.	Develop an email list of wholesalers and retailers who ship merchandise across the US.
6.	Identify new customers and complete agreements with them.
7.	Prepare and register all necessary paperwork for dispatch business.
8.	Hire skilled and experienced dispatchers.
9.	Develop incentive programs for our customers, such as, discounts for the cargo shipments.
10.	Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)

We anticipate that the cost of the foregoing activities will be $871,000 included $30,000 to be a reporting company.

Additional financing is required for us to implement these planned activities. We anticipate obtaining such financing by way of public offerings of equity securities. No assurance can be given that any financing, borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms in a timely fashion or even available at all. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

Our CEO will provide the services above. Our Chief Executive Officer and director, Andrei Stoukan is responsible for the development of our incentive programs, creation of all advertisements and marketing materials, attending tradeshows and identifying and conducting due diligence on additional customers.

As of June 30, 2020, we had cash of $2,726 and as of June 30,2019, we had cash of $62,671 respectively. There is no assurance our estimates of our current and future costs are accurate or that our revenues will be sufficient to fund the cost of our existing operations or 12-month plan of operations. If our revenues are not sufficient to fund operations we will require additional debt or equity funding to continue our operations. Should this occur, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding. If we are unable to obtain required capital to fund our operations we will have to reduce 12-month plan of operations or discontinue our operations.

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

Item 8. Financial Statements

UNITED EXPRESS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

UNITED EXPRESS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accountant	F-1
Audited Financial Statements
Balance Sheets as of June 30, 2020 and June 30, 2019	F-2
Statements of Operations for the years ended of June 30, 2020 and 2019	F-3
Statements of Stockholders’ Equity for the years ended of June 30, 2020 and 2019	F-4
Statements of Cash Flows for years ended of June 30, 2020 and 2019	F-5
Notes to Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2020 and June 30, 2019, and the related statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

Yusufali & Associates, LLC

We have served as the Company’s auditor since 2020.

Short Hills, New Jersey

August 4, 2020

F-1

UNITED EXPRESS INC.
BALANCE SHEETS (AUDITED)
JUNE 30, 2020 AND JUNE 30, 2019

	June 30, 2020	June 30, 2019
	Audited	Audited
ASSETS
CURRENT ASSETS:
Cash	$2,726	$62,671
TOTAL CURRENT ASSETS	$2,726	$62,671
FIXED ASSETS
Automobile	$32,000	$20,000
Accumulated Depreciation	$(12,000)	$(4,000)
TOTAL FIXED ASSETS	$20,000	$16,000
TOTAL ASSETS	$22,726	$78,671

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accrued Accounts Payable	$1	$55,500
Accrued Taxes	$0	366
TOTAL CURRENT LIABILITIES	$1	$55,866

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at June 30, 2020 and 15,582,000 at June 30, 2019 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	$(27,086)	$(27,006)
TOTAL STOCKHOLDERS' EQUITY	$22,725	$22,805
Total Liabilities and Stockholders' Equity	$22,726	$78,671

See notes to financial statements

F-2

UNITED EXPRESS INC.
STATEMENTS OF OPERATIONS (AUDITED)
FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	For the year ended June 30, 2020	For the year ended June 30, 2019
REVENUES
Sales	$279,664	$89,964
TOTAL REVENUES	$279,664	$89,964

COST OF SALES

Logistic and Dispatcher Service	$228,707	$73,689

TOTAL COST OF GOODS SOLD	$228,707	$73,689

GROSS PROFIT (LOSS)	$50,957	$16,275

Operating expenses:
Office rental, storage rent and repairs expense	$1,005	$992
General and administration expense	$50,032	$13,541
TOTAL OPERATING EXPENSES	$51,037	$14,533

INCOME BEFORE INCOME TAXES	$(80)	$1,742
INCOME TAXES	$0	$(366)
NET INCOME (LOSS)	$(80)	$1,376)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,582,000	15,582,000

See notes to financial statements

F-3

UNITED EXPRESS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (AUDITED)
FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 23, 2017 (Inception)	—	$0	$0	$0	$0
Capital			$20,000		$20,000
Stocks for Cash	1,581,000	$1,581	$14,229		$15,810
Stocks for Invested Capital	14,001,000	$14,001	$0		$14,001
Net Loss				$(28,382)	$(28,382)
Balance, June 30, 2018	15,582,000	$15,582	$34,229	(28,382)	$21,429
Net profit				$1,376	$1,376
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net loss				$(80)	$(80)
Balance June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725

See notes to financial statements

F-4

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (AUDITED)
FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	For the year ended June 30, 2020	For the year ended June 30, 2019
Cash flows from operating activities:
Net income (loss)	$(80)	$1,376
Depreciation	$8,000	$4,000
Accrued Taxes	$(366)	$366
Accrued Expenses	$(55,499)	$55,500
Increase (Decrease) in Loan Payable - Related Party	$0	$(72)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(47,945)	$61,170
Cash flows from investing activities:
Purchase of Automobile Repair	$(12,000)	$0
Net cash used in investing activities	$(12,000)	$0

Cash flows from financing activities:

Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$(59,945)	$61,170
CASH AND CASH EQ - BEGINNING OF PERIOD	$62,671	$1,501
CASH AND CASH EQ - ENDING OF PERIOD	$2,726	$62,671

See notes to financial statements

F-5

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

We have received $279,664 operating revenues for the 12 months period ended June 30,2020 and 89,964 for the 12 months period ended June 30,2019. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2020 (audited) and June 30, 2019 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

F-6

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020.

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

F-7

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

June 30, 2020
Automobile	$32,000
Accumulated Depreciation	$(12,000)

June 30, 2019
Automobile	$20,000
Accumulated Depreciation	$(4,000)

F-8

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at June 30, 2020 were within FDIC insured limits.

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

For the 12 months period ended June 30, 2020 we have not issued any new common shares.

For the 12 months period ended June 30, 2019 we have not issued any new common shares.

Our CEO Andrei Stoukan holds 14,001,000 common shares and 1,581,000 shares are held by 53 non-affiliated shareholders.

As of June 30, 2020, and June 30, 2019, there were no outstanding stock options or warrants.

NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, ‘Income Taxes.’ Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

F-9

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

NOTE 8 — Income Taxes - continued

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have no material uncertain tax positions for any of the reporting periods presented. We paid taxes of $366.

NOTE 9 — Related Party Transactions

For the 12 months period ended June 30, 2020, we didn’t have any Related Party Transactions.

For the 12 months period ended June 30, 2019, the company paid on behalf of Mr. Stoukan $992 for office rental, storage rent and repairs expense.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the 12 months period ended June 30, 2020, the Company had a cash balance of $2,726 and net loss of $80 from operations. For the 12 months period ended June 30, 2019, the Company had a cash balance of $62,671 and net profit of $1,376 from operations.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through August 4, 2020 the date these financial statements were available to be issued, and there are no material subsequent events.

F-10

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and director and his age and positions held since inception are as follows:

Name	Age	Positions Held Since June 23, 2017
Andrei Stoukan	48	Chief Executive Officer, and Director

Andrei Stoukan has been our Chief Executive Officer and a Director since our inception from June 23, 2017 to present time.

Company registered address: 4345 w. Post Rd, Las Vegas, NV 89118

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

Name	Title	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Andrei Stoukan	CEO and Director	2020/2019	0	0	0	0	0	0	0/992	0/992

Our director did not receive salary compensation for his services as director for the year ended June 30, 2020. We have a plan for compensating our director for his services beginning from July 1st 2021. He will receive up to $3,000 monthly. He received $0 for 2020 and $992 for 2019 as compensation payments for office, storage rent and repairs.

Summary Compensation

As of June 30, 2020, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

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

This table is based upon information derived from our stock records. Applicable percentages are based upon 15,582,000 shares of common stock outstanding as of the date of this report. Our CEO owns 14,001,000 shares of our common stock.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

From inception to June 30,2020, we offered and sold 14,001,000 shares to our President and Chief Executive Officer, and Director, Andrei Stoukan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We did not grant any options or stock appreciation rights to our named executive officer or director from our inception to the date of this report. As of the date of this report, we did not have any stock option plans.

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

Item 14. Principal Accounting Fees and Services

We paid to our former auditor Jeffrey T. Gross Ltd. for professional services rendered for the audit of our financial statements $5,250. No other fees were billed or incurred for services by our former auditor other than the fees noted above.

21

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

United Express Inc.

August 12, 2020	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

August 12, 2020	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

