Form 10-Q
period 2020-09-30
United Express Inc.
filed 2020-10-15
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐  No ☒

As of September 30, 2020, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.
BALANCE SHEET
SEPTEMBER 30, 2020 AND JUNE 30, 2020

	September 30, 2020	June 30, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$12,057	$2,726
TOTAL CURRENT ASSETS	$12,057	$2,726
FIXED ASSETS
Automobile	$32,000	$32,000
Accumulated Depreciation	$(12,000)	$(12,000)
TOTAL FIXED ASSETS	$20,000	$20,000
TOTAL ASSETS	$32,057	$22,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at September 30, 2020 and 15,582,000 at June 30, 2020 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	$(17,754)	$(27,086)
TOTAL STOCKHOLDERS' EQUITY	$32,057	$22,725
Total Liabilities and Stockholders' Equity	$32,057	$22,726

See notes to financial statements

UNITED EXPRESS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

	For the three months ended September 30, 2020		For the three months ended September 30, 2019
REVENUES
Sales		$108,450		$46,100
TOTAL REVENUES		$108,450		$46,100

COST OF SALES

Logistic and Dispatcher Service		$95,105		$3,997

TOTAL COST OF GOODS SOLD		$95,105		$3,997

GROSS PROFIT (LOSS)		$13,345		$42,103

Operating expenses:
Transportation expenses, Broker Expenses		$0		$16,401
General and administration expenses		$4,013		$4,617
TOTAL OPERATING EXPENSES		$4,013		$21,018

INCOME BEFORE INCOME TAXES		$9,332		$21,085
INCOME TAXES	$		$
NET INCOME		$9,332		$21,085
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE		$0		$0

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING		15,582,000		15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net profit (loss)				$9,332	$9,332
Balance, September 30, 2020	15,582,000	$15,582	$34,229	$(17,754)	$32,057

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net profit (loss)				$21,085	$21,085
Balance, September 30, 2019	15,582,000	$15,582	$34,229	$(5,921)	$43,890

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

	For the three months ended September 30, 2020	For the three months ended September 30, 2019
Cash flows from operating activities:
Net income (loss)	$9,332	$21,085
Accrued Taxes	$0	$(366)
Accrued Expenses	$0	$(55,500)
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$9,332	$(34,781)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$9,332	$(34,781)
CASH AND CASH EQ - BEGINNING OF PERIOD	$2,726	$62,671
CASH AND CASH EQ - ENDING OF PERIOD	$12,057	$27,891

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019

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

We provide dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. As oil prices are currently remains stable we can mostly predict our expenses in logistics industry. These services are now heavily in demand among product distributors and retailers.

We have received $108,450 operating revenues for the three months period ended September 30,2020 and 46,100 for the three months period ended September 30,2019. Recorded revenues were generated from dispatch service and logistics. The Company is currently devoting substantially all of its present efforts to securing and establishing the transportation business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30,2020 (Unaudited) and September 30,2019 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019

NOTE 3 — Property and Equipment

Property and equipment consist of:

September 30, 2020
Automobile	$32,000
Accumulated Depreciation	$(12,000)

September 30, 2019
Automobile	$20,000
Accumulated Depreciation	$4,000

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at September 30, 2020 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On September 30, 2020 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the three months period ended September 30, 2020 we have no issued any new of common shares.

For the three months period ended September 30, 2019, we also have no issued any new of common shares.

Our CEO Andrei Stoukan holds 14,001,000 common shares and 1,581,000 shares are held by 53 non-affiliated shareholders

As of September 30, 2020, and September 30, 2019, there were no outstanding stock options or warrants.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2019

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

NOTE 9 — Related Party Transactions

We have not a related party transaction for the three months period ended September 30, 2020.

Also, we have not a related party transaction for the three months period ended September 30, 2019

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2020, the Company had a cash balance of $12,057 and net profit $9,332 from operations.

For the three months period ended September 30, 2019, the Company had a cash balance of $27,891 and net profit $21,085 from operations.

We continue to build a profitable positive development dynamic; however, it still raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through September 30, 2020, after this date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,20 and September 30,2020 and the financial statements for the three months period ended September 30, 2020 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company will offer its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. Also, we develop our dispatch service.

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

Business Overview

We are an Emerging growth company with strong revenue generating operations. We were formed on June 23, 2017 and have more than three years of business experience.

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

For the 3 months ended September 30, 2020 our business activities have focused on dispatch service and logistics.

As of September 30,2020, we had income $99,550 from CVK Express LLC., and $8,900 from company MIG for the logistic service.

Our three months revenues for the period ended September 30,2020 was $108,450. We currently working with CVK Express LLC., which we have become dependent.

We also cooperate with private people and companies when they ask about transportation service, up in coming move, relocation, and other’s needs.

We are plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, spending time, shipments size and type of shipment, distance, route, gas price and other customer needs.

For the three months period ended September 30,2020, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with customers;
•	found the cargo brokers;
•	provide dispatch service;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	chose optimal routes of traffic

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended September 30, 2020 was $108,450. It is more than twice as of similar period year ago. Our revenue for the 3 months 2019 was $46,100

Liquidity

At September 30, 2020, we had $12,057 in cash for our operations and $20,000 in capital. For the period ended September 30,2019 we had $27,891 in cash for our operations and $16,000 in capital. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of September 30, 2020. Total stockholders' equity $32,057.

Results of Operations for the three months period ended September 30, 2020 and for the three months period ended September 30, 2019

As an emerging growth company, we have received $108,450 operating revenues for the three months period ended September 30,2020 and 46,100 for the three months period ended September 30,2019. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and transportation business.

For the three months period ended September 30, 2020 we generated $98,650from CVK Express LLC., and 8,900 from company MIG. Our cash balance was $12,057.

For this period, we had Logistic and Dispatcher Service Expenses $95,105 and General and administration expenses $4,013. Our profit from operations was $9,332. It is lower than twice compare with a similar period year ago.

We have received $46,100 operating revenues for the three months period ended September 30,2019 .Recorded revenues were generated from customers’ payments.

For the three months period ended September 30, 2019 we generated $23,500 from CVK Express LLC., 9,700 from Cargo Solution Brokerage Inc., $3,000 from Antech Inc. The remaining revenue we received from private persons for the transportation service. Our cash balance was $27,891.

For this period, we had Logistic and Dispatcher Service Expenses $3,997, Transportation Expenses $16,401 and General and administration expenses $4,617. Our profit was $21,085.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended September 30, 2020

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2020, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNITED EXPRESS INC.

Date: October 15, 2020	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

