Form 10-Q
period 2020-12-31
United Express Inc.
filed 2021-01-26
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes ☐  No ☒

As of December 31, 2020, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.

BALANCE SHEET

DECEMBER 31, 2020 AND JUNE 30, 2020

	December 31, 2020	June 30, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$12,252	$2,726
TOTAL CURRENT ASSETS	$12,252	$2,726
FIXED ASSETS
Automobile	$32,000	$32,000
Accumulated Depreciation	$(12,000)	$(12,000)
TOTAL FIXED ASSETS	$20,000	$20,000

TOTAL ASSETS	$32,252	$22,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at December 31, 2020 and 15,582,000 at June 30, 2020 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	(17,559)	(27,086)
TOTAL STOCKHOLDERS' EQUITY	$32,252	$22,725
Total Liabilities and Stockholders' Equity	$32,252	$22,726

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE

THREE MONTHS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	For the three months ended December 31, 2020	For the three months ended December 31, 2019	For the six months ended December 31, 2020	For the Six months ended December 31,2019
REVENUE
Sales	$388,020	80,070	496,470	126,170
Total Revenues	$388,020	80,070	496,470	126,170
COST OF SALES
Logistic and Dispatcher Service	$158,618	35,999	253,723	39,996
Equipment Rental		14,000		14,000
Used Appliances	$205,800	0	205,800	0
TOTAL COST OF GOODS SOLD	$364,418	49,999	459,253	53,996

Gross Profit (Loss)	$23,602	30,071	36,947	72,174
Operating expenses:
Transportation, Broker, OTC Market fees	$6,500	3,000	6,500	19,035
General and administration expenses	$16,907	22,178	20,920	26,795
Total operating expenses	$23,407	25,178	27,420	45,830

Income before income taxes	$195	4,893	9,527	26,344
Income tax	$0	0	0	366.17
Net income (loss)	$195	4,893	9,527	25,978
Net income per basic and diluted shares	$0	0	0	0
Weights average number of shares outstanding	15,582,000	15,582,000	15,582,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	15,582,000	$15,582	$34,229	(27,086)	$22,725
Net profit (loss)				$9,527	$9,527
Balance, December 31, 2020	15,582,000	$15,582	$34,229	$(17,559)	$32,252

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	15,582,000	$15,582	$34,229	(27,006)	$22,805
Net profit (loss)				$25,978	$25,978
Balance, December 31, 2019	15,582,000	$15,582	$34,229	$(1,028)	$48,783

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	For the six months ended December 31, 2020	For the six months ended December 31, 2019
Cash flows from operating activities:
Net income	$9,527	$25,978
Accrued Taxes	$0	$(366)
Accrued Expenses	$0	$(55,500)
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$9,527	$(29,888)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$9,527	$(29,888)
CASH AND CASH EQ - BEGINNING OF PERIOD	$2,726	$62,671
CASH AND CASH EQ - ENDING OF PERIOD	$12,252	$32,783

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2020 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019

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

As oil prices are currently remains stable we can mostly predict our expenses in logistics industry. These services are now in demand among product distributors and retailers.

We provide dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations.

In November 2020 we began working with Royal Realty Enterprise to purchase from them used home appliances (refrigerators, washing machine, stove, dishwashers, microwaves and sell them to companies who provide the final installation.

We have received $388,020 operating revenues for the six months period ended December 31,2020 and 126,170 for the six months period ended December 31,2019. It is increase more than three times. Recorded revenues were generated from dispatch service, logistics service and service to sell used appliances. The Company is currently devoting substantially all of its present efforts to securing and establishing these types of business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31,2020 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020.

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

The Company considered recognizes its revenue on the accrual basis, which considers revenue to be earned when the services have been performed. We considered gross revenue as a principal. Our revenue includes payments from the costumers for the logistic business, dispatch and marketing.

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

ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends revenue recognition guidance within ASC 606 for these types of transactions. To determine the nature of its promise to the customer, the entity should:

1.	Identify the specified goods or services to be provided to the customer, and

2.	Assess whether it controls each specified goods or service before that goods or service is transferred to the customer.

We are primarily responsible for fulfilling the promise to provide the specified service.

We have the inventory risk before the specified service has been transferred to a customer, or after transfer of control to the customer (for example, if the customer has a right for cancel or return).

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow

NOTE 3 — Property and Equipment

Property and equipment consist of:

December 31, 2020
Automobile	$32,000
Accumulated Depreciation	$(12,000)

December 31, 2019
Automobile	$20,000
Accumulated Depreciation	$4,000

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at December 31, 2020 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On December 31, 2020 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the six months period ended December 31, 2020 we have no issued any new of common shares.

For the six months period ended December 31, 2019, we also have no issued any new of common shares.

As of December 31, 2020, and December 31, 2019, there were no outstanding stock options or warrants.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2020 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2019

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

NOTE 9 — Related Party Transactions

We have not a related party transaction for the six months period ended December 31, 2020.

Also, we have not a related party transaction for the six months period ended December 31, 2019

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2020, the Company had a Stockholders’ Equity of $32,252 and net profit $9,527 from operations. For the six months period ended December 31, 2019, the Company had a Stockholders’ Equity of $48,783 and a and net profit $25,978.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through December 31, 2020 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2020 and December 31,2020 and the financial statements for the six months period ended December 31, 2020 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them.

Also, in second quarter we began working with ROYAL REALTY ENTERPRISE, INC to purchase from them used home appliances and sell it to appliance companies for further installation.

For the 3 months ended December 31, 2020 our business activities have focused on dispatch service, used appliances service and logistics.

As of December 31,2020, mostly we generated income from CVK Express LLC. $146,500 for dispatch, $22,150 from companies for logistic service and 219,370 from companies who bought from us used appliances.

Our three months revenues for the period ended December 31,2020 was $388,020.

We also cooperate with private people and companies when they ask about transportation service, up in coming move, relocation, short terms storage and other’s needs.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For the six months period ended December 31,2020, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with customers;
•	found the cargo dealers;
•	found used appliances customers;
•	organized short-term storage;
•	chose dispatcher providers;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	have chosen the transfer agent company: Empire Stock Transfer, Inc.
•	chose optimal routes of traffic and provide delivery for the retail stores;
•	have chosen used home appliances seller.

Our revenues are not concentrated in a few customers anymore and if should one or more of them decrease their orders or cease to use our services, it does not affect our revenues as a year ago.

Our revenue for the 3 months ended December 31, 2020 was $388,020. It is about five times more than in similar period year ago. Our revenue for the 3 months 2019 was $80,070

Liquidity

At December 31, 2020, we had $12,252 in cash for our operations and $20,000 in capital. For the period ended December 31,2019 we had 32,783 in cash for our operations. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of December 31, 2020. Total stockholders' equity $32,252.

Results of Operations for the six months period ended December 31, 2020 and for the six months period ended December 31, 2019

As an emerging growth company, we have received $496,470 operating revenues for the six months period ended December 31,2020 and 126,170 for the six months period ended December 31,2019. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch, transportation and used appliances business.

For the six months period ended December 31, 2020 our revenue was generated from our existing and new customers for the transportation, dispatch and used appliances service. Our cash balance was $12,252.

For this period, we had Logistic and Dispatcher Service Expenses $253,723 and used appliances Expenses $205,800. Also, for this period, we had $20,920 general and administration expense, $6,500 Expenses related OTC Market requirements. Our net income from operations was $ 9,527 in compare with our net income of $26,344 in similar period year ago.

For the six months period ended December 31, 2019 we had Logistic and Dispatcher Service Expenses $39,996 and Expenses for Rental Equipment $14,000. Also, for this period, we had $26,795 general and administration expense, $19,035 transportation and Broker Expenses. Our net income from operations was $ 25,978 in compare with our loss $395 in similar period year ago.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to raise additional cash, increase the activities and generate more revenue.  If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

Item 1A. Risk Factors

We are not required to include risk factors in this 10-Q report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell unregistered securities during the quarter ended December 31, 2020

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended December 31,2020, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: January 26, 2021	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

