Form 10-Q
period 2021-03-31
United Express Inc.
filed 2021-04-23
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐  No ☒

As of March 31, 2021, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

Page No.
Financial Statements
Item 1.
Balance Sheets as of March 31, 2021 (Unaudited) and June 30, 2020 (Audited)	3
Statements of Operations for the for the three months ended March 31, 2021 and March 31, 2020 and for the nine months ended March 31, 2021 and March 31, 2020 (Unaudited)	4
Statements of Stockholders’ Equity for the nine months ended March 31, 2021 and for the nine months March 31, 2020 (Unaudited)	5
Statements of Cash Flows for the nine months ended March 31, 2021 and March 31, 2020 (Unaudited)	6
Notes to Financial Statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures PART II Other Information	14
PART II Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits,	15
Signatures	16

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2021 AND JUNE 30, 2020

	March 31, 2021 Unaudited	June 30, 2020 Audited
ASSETS
CURRENT ASSETS:
Cash	$16,540	$2,726
TOTAL CURRENT ASSETS	$16,540	$2,726

FIXED ASSETS	$—	$—
Automobile	$32,000	$32,000
Accumulated Depreciation	$(12,000)	(12,000
TOTAL FIXED ASSETS	$20,000	$20,000
TOTAL ASSETS	$36,540	$22,726
LIABILITIES & STOCHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued Accounts Payable	$1	$1
Accrued Income Taxes Payable	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,582,000 shares issued and outstanding as of March 31, 2021 and 15,582,000 as of June 30,2020 respectively	$15,582	$15,582
Additional Paid-In Capital	$34,229	$34,229
Net profit (loss) accumulated during development stage	$(13,271)	$(27,086)
TOTAL STOCKHOLDERS' EQUITY	$36,540	$22,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,540	$22,726

    UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND MARCH 31, 2020

               AND FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 20

	For the three months ended March 31, 2021	For the three months ended March 31, 2020	For the nine months ended March 31, 2021	For the nine months ended March 31, 2020
REVENUE
Sales	$149,470	$73,495	$645,940	$199,664
Total Revenues	$149,470	$73,495	$645,940	$199,664

COST OF SALES
Logistic and Dispatcher Service	$112,700	$62,607	$366,423	$102,603
Equipment Rental		$3,550		$17,550
Used Appliances	$30,000	$0	$235,800	$0
TOTAL COST OF GOODS SOLD	$142,700	$66,157	$602,223	$120,153
Gross Profit (Loss)	$6,770	$7,339	$43,717	$79,512

Operating expenses:
Transportation expenses, Broker Expenses, Repairs	$0	$3,505	$6,500	$42,940
General and administration expense	$2,482	$1,535	$23,403	$7,930
Total operating expenses	$2,482	$5,040	$29,903	$50,870

Income (Loss) before income taxes	$4,288	$2,299	$13,814	$28,642
Income tax	$0	$0	$0	$366
Net income (loss)	$4,288	$2,299	$13,814	$28,276
Net income per basic and diluted shares	$0	$0	$0	$0
Weights average number of shares outstanding	$15,582,000	$15,582,000	$15,582,000	$15,582,000

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2021

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net profit (loss)				$13,814	$13,814
Balance, March 31, 2021	15,582,000	$15,582	$34,229	$(13,271)	$36,540

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net profit (loss)				$28,276	$28,276
Balance, March 31, 2020	15,582,000	$15,582	$34,229	$1,270	$51,081

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

	For the nine months ended March 31, 2021	For the nine months ended March 31, 2020
Cash flows from operating activities:
Net income (loss)	$13,814	$28,276
Accrued Taxes	$0	$(366)
Depreciation	$0	$0
Accrued Expenses	$0	$(55,500)
Net cash (used in) provided by operating activities	$13,814	$(27,589)

Cash flows from investing activities:
Capital Auto Repair	$0	$(12,000)
Net cash used in investing activities	$0	$(12,000)
Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$13,814	$(39,589)
CASH AND CASH EQ - BEGINNING OF PERIOD	$2,726	$62,671
CASH AND CASH EQ - ENDING OF PERIOD	$16,540	$23,082

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020

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

We continue working with Royal Realty Enterprise to purchase from them used home appliances (refrigerators, washing machine, stove, dishwashers, microwaves and sell them to companies who provide the final installation.

We have received $645,940 operating revenues for the nine months period ended March 31,2021 and 199,664 for the nine months period ended March 31,2020. Recorded revenues were generated from dispatch service, logistics service and service to sell used appliances. The Company is currently devoting substantially all of its present efforts to securing and establishing the business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31,2021 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021.

        UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020

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

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

MARCH 31, 2021
Automobile	$32,000
Accumulated Depreciation	$(12,000)

MARCH 31, 2020
Automobile	$20,000
Accumulated Depreciation	$(4,000)

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at March 31, 2021 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020

NOTE 6 — Debt

In a present time, we have not any debt.

NOTE 7 —Capital Stock

On March 31, 2021 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the nine months period ended March 31, 2021 we have changes in our common stock. January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

As of March 31,2021, there were 15,582,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,581,000 common shares held by 53 non-affiliated shareholders.

As of March 31, 2021, and March 31, 2020, there were no outstanding stock options or warrants.

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

We don’t have a tax obligation for the quarter ended March 31, 2021.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the nine months period ended March 31, 2021.

Also, we have not a related party transaction for the nine months period ended March 31, 2020

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2020

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2021, the Company had a Stockholders’ Equity of $36,540 and net profit $13,814 from operations. For the nine months period ended March 31, 2020, the Company had a Stockholders’ Equity of $51,081 and profit $28,276.

These factors show a constant activity and has no doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through March 31, 2021 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2020 and March 31,2021 and the financial statements for the nine months period ended March 31, 2021 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

We are the company with growing revenue generating options. We are currently focused on expanding our network of new customers, provide dispatch service, logistics and selling used appliances.

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

Business Overview

We are an Emerging growth company with growing revenue generating operations. We were formed on June 23, 2017 and have over three years of business experience.

The United Express Inc. intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the licensure and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter, the price of oil and its associated refined energy products has been within a reasonable, steady range. Lack of major volatile in oil prices has caused the freight and logistic industries costs to be on a straight level during last 3 months. In the event of an increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them.

For the 3 months ended March 31, 2021 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, researching for new customers, logistics, van supplies, development of optimal traffic routes, used appliances service

Also, in this quarter we working with ROYAL REALTY ENTERPRISE, INC to purchase from them used home appliances and sell it to appliance companies for further installation.

As of March 31,2021, we generated income from CVK Express LLC. $95,970 for dispatch, $53,500 from AG Appliance Repair company who bought from us used appliances.

Our three months revenues for the period ended March 31,2021 was $149,470.

We planning continue work with retail stores and private people when they ask about transportation service up in coming move, relocation, short terms storage and other’s needs.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For the nine months period ended March 31,2021, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with customers;
•	found the cargo dealers;
•	found used appliances customers;
•	organized short-term storage;
•	chose despatcher providers;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	have chosen the transfer agent company: Empire Stock Transfer, Inc.
•	chose optimal routes of traffic and provide delivery for the retail stores;
•	have chosen used home appliances seller.

Our revenues are concentrated in several customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended March 31, 2021 was $149,470. Our revenue for the 3 months ended March 31, 2020 was $73,495

Liquidity

On March 31, 2021, we had $16,540 in cash for our operations and $36,540 total assets. For the period ended March 31,2020 we had $23,082 in cash for our operations and $51,082 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of March 31, 2021. Total stockholders' equity $36,540.

Results of Operations for the nine months period ended March 31, 2021 and for the nine months period ended March 31, 2020

As an emerging growth company, we have received $645,940 operating revenues for the nine months period ended March 31, 2021 and 199,664 for the nine months period ended March 31,2020. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the business.

For the nine months period ended March 31, 2021 our revenue was generated from our customers for the logistics, dispatch service, also from selling home appliances. Our cash balance was $16,540.

For this period, we had Logistic and Dispatcher Service Expenses $366,423 and our expenses for used appliances were $235,800.

Also, for this period, we had $23,403 general and administration expense, $6,500 we paid to OTCQB market. Our net income from operations was $ 13,814 in compare with our net income $28,726 in similar period year ago.

For the nine months period ended March 31, 2020 our revenue was generated from our customers for the logistics and dispatch service. Our cash balance was $23,082.

For this period, we had Logistic and Dispatcher Service Expenses $102,603 and Expenses for Rental Equipment $17,550. Also, for this period, we had $7,930 general and administration expense, $42,940 transportation, repairs and broker expenses.

Our net income from operations was $ 13,814 in compare with our net income $28,276 in similar period year ago Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our business plan of operations in the next twelve months we need to raise $881,000 based on the information in our S1 form page 7, where we provided breakdown of our estimated expenses. During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to raise additional cash, buy cargo vans and generate more revenue.

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

Changes in Internal Control Over Financial Reporting

We have the changes in the internal controls over financial reporting during the quarter ended March 31, 2021.

January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

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

We did not sell unregistered securities during the quarter ended March 31, 2021

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2021, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: April 23, 2021	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

