Form 10-K
period 2021-06-30
United Express Inc.
filed 2021-08-13
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $474,300 based upon the price ($0.30) multiplied by the 1,581,000 number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30,2021, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

Page
PART I
Item 1 Business	3
Item 1A Risk Factors	7
Item 1B Unresolved Staff Comments	12
Item 2 Properties	12
Item 3 Legal Proceedings	12
Item 4 Mine Safety Disclosures	13
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6 Selected Financial Data	14
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation	14
Item 7A Quantitative and Qualitative Disclosures About Market Risk	16
Item 8 Financial Statements and Supplementary Data	F-1 - F-10
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A Controls and Procedures	28
Item 9B Other Information	28
PART III
Item 10 Directors, Executive Officers and Corporate Governance	39
Item 11 Executive Compensation	30
Item 12 Security Ownership of Certain Beneficial Owners and Management	30
Item 13 Certain Relationships and Related Transactions, and Director Independence	31
Item 14 Principal Accountant Fees and Services	31
PART IV
Item 15 Exhibits and Financial Statement Schedules	32
Signatures	33

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

Item 1. Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017 and have four years of business experience.

The United Express operates as a general company of transportation, dispatch service logistics, delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Slight fluctuations in oil prices has caused the freight and logistic industries costs to be almost on a straight level during last 12 months. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them. In this field company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

Also, in this fiscal year we working with ROYAL REALTY ENTERPRISE, INC to purchase from them used home appliances and sell it to appliance companies for further installation.

During reported period our business activities have focused on the development of our business plan, locating producers of goods, despatchers, sell used appliances, researching for new customers, van supplies, development of optimal traffic routes.

Revenues

Our revenues from July 1, 2020 to June 30, 2021 was $1,000,775. We currently have many customers working with us. We generated revenue from dispatch, logistics services and activities for selling used appliances.

Marketing Program

We expect that the business will expand during the next five years of operation. Mr. Stoukan intends to implement marketing campaigns that will effectively target small businesses, medium sized businesses, product sellers, and distribution companies within the target market.

Working in logistics industry we observe desire truck owner operators or drivers get paid right after Bill of lading signed and cargo unloaded, instead of waiting 30-40 days. Factoring service can be solutions in this situation. In the simplest terms, invoice factoring is how get paid fast in the trucking industry. It's a way to get consistent cash flow for unpaid invoices.

Drivers agree get pay 4% (factoring fees) less than original earnings. Based on:

1 driver generates earnings somewhere about $40,000 in a month and 4% is $1,600. We can operate with 100 drivers at the same time during a month. So, our expenses with 100 drivers will be $4,000,000 and 5% is $160,000.

Consistent cash flow is a key in being successful in the transportation industry. It's always good to have that safety net to know you will always get paid within 24-48 hours when you use a factoring service.

Another direction in which we are going to excel is directly working with Hyundai manufacturing located in Baja California, Tijuana, Mexico. It’s very close to US border and we see a great potential in this. They build over 150 containers per day and we want to delivery their Hyundai dry van containers to US customers. Base on our research they pay $700 per container and allowed to download cargo to deliver it to the final destination. The other dealers who already work with Hyundai can pay us only half of this price for the same route. In this activity we plan to generate extra $15,000-$20,000 in a month net income.

In addition, given the high demand for these containers, we can also buy them at the production price and resell them at a premium or even rent them out. For this activity we need at least $26,000 for one dry van. We can give trailer for rent $800 in a month with full payback in 3 years. We are planning begin with 40-50 trailers and we need about 1,3-1,5 millions of attracted capital. Repairs and maintenance will be calculated additionally if necessary.

Base on the above we need around $5,5-6 millions for these new activities.

We expect the next business activities in our next 12 months plan of operation, summarized as follows:

1. Start negotiations with investors about work with us in factoring sector.

2. Find the drivers, owner operators work with us to get fast payments.

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

10.Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)

11. Continue selling used appliances.

12. Sign agreement with Hyundai manufacturing about provide logistics for their trailers.

13. Sign agreement with Hyundai manufacturing about buying new trailers.

14. Subscribe agreement with freight brokers company to get more cargos for logistics.

To maintain the company's performance during the next 12 months, we are required around $6,000,000 plus $30,000 to be a reporting company.

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

Below a breakdown of estimated investment for the next twelve months:

Factoring service	$4,000,000
Purchase Hyundai driven trailers from Hyundai manufacturing	$2,000,000
Repairs and maintenance will be calculated additionally	$—
Total:	$6,000,000

For the period from July 1, 2020 through June 30, 2021, our remaining capital was $34,550 in cash and for the period from July 1, 2019 through June 30, 2020 our remaining capital was $2,726 in cash and this is not enough to cover our monthly operating expenses.

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

Our business strategy steps below:

•	Search for cargo owners and private sellers who need transportation service;
•	Communicate with owner operators, truck drivers and cargo vans owners to use their vehicles and services in the short term;
•	Increase the number of wholly-owned cargo vans;
•	We plan to work with auto dealers to purchase our own fleet of vehicles;
•	Create a maintenance a repair shop for vehicle repairs;
•	Search for cargo sellers;
•	Search for drivers;
•	Purchase the initial cargo vans inventories for our business;
•	Create dispatch service department
•	Sign agreement with Hyundai manufacturing

Revenue

As a Startup Business we expect double gross revenue for the next 12 moths.

This information does not include the $26,000 cost of one dry van trailer. To be profitable, the van should work in a rent at least 3 years. If we find the financial source we are able to operate up to 100 vans simultaneously.

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

Fees

In dispatch and logistics, we charge depending on working time and distance. In selling process, we based on reasonable margin between wholesale price and retail price.

For the period from July 1, 2020 to June 30, 2021 we generated revenues from our customers based on the above principle.

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

Risks Related to Our Financial Condition and Business Model

We are an emerging growth company with four years historical performance to base an investment decision upon, and we may never become profitable.

We were formed in June 23, 2017. From July 1, 2020 to June 30, 2021, we have had revenues of $1,000,775. Our operating expenses $74,193. Logistic and Dispatcher Service $494,423, Used Appliances $404,335 and our net profit $27,824. We have a little historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by emerging grow companies such as us. To be successful and implement our planned activities we need additional financing which we may not be able to get.

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

From July 1, 2020 to June 30, 2021 our revenue was $1,000,775. Because we are an Emerging growth company and have small revenues, our future revenues are unpredictable. After our S1 form was declared effective our expenses to be the reporting company may be around $30,000-$40,000 annually. As of June 30, 2021, we had only $34,500 in cash and one cargo van. If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

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

During reporting year, we provide dispatch service for our client CVK Express LLC and generated revenue $486,320 Also, selling home and commercial appliances to the installation companies and generated revenue 412,685. The rest income was generated from logistics business $101,770. Total revenue $1,000,775.

As a result, our revenues are mostly coming from dispatch service and from selling appliances. If we are unable to expend our customer base, our revenues and results of operations will be negatively impacted.

Risk of dilution

We may issue additional shares of our common stock to raise capital that will cause dilution to our existing shareholders.

The source of additional capital to conduct our business will be through the sale of our common stock. Any sales of our common stock will result in dilution to our existing shareholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. Further, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a reduction in the selling price of our common stock.

The risk in received payment later or not get it at all

After job is completed we have to wait up to 30 days to receive the payment. Therefore, our everyday expenses can be hire then our cash flow and delay in payments may force us to temporarily suspend the work.

Sometimes we are faced with situations where for various reasons, the broker does not want to make payment or partially withholds it. This happens if we figure out the driver’s fraud that cargo has been delivered or messed up.

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

Our President, CEO and Director, Andrei Stoukan care the company. As our officer, he will manage our day-to-day operations. Even if matters are submitted to a shareholder vote, he will be able to control the outcome of that vote. Therefore, as a minority shareholder, you will have no or limited say in our company management. Unless you are willing to entrust all aspects of our business and operations to Andrei Stoukan, you should not invest in our shares of common stock.

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

Risks related to the market for our common stock

Our common stock is currently quoted on OTCQB market. We have a public market for our stock. Our ticker symbol UNXP. Presently, we working with Glendale Securities market maker to set up market for our common stock that will be selling shareholders are offering. As of June 30, 2021, our shares get value of 0.30. Even after obtain a bid price, there is no assurance that a sufficiently active market will develop to sell your shares. Accordingly, the purchaser of the common stock shares should consider that their shares may be illiquid and/or present difficulties in their sale or transferability.

Our financial and operating performance is adversely affected by the coronavirus pandemic

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an impact on our business operations.  Mandatory closures of businesses approved by the federal and state governments to control the spread of the virus is disrupting the operations of our business. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time. Fortunately, we see that our financials have improved, even considering this unfavorable factor.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the day of this form, we had 53 non-affiliated shareholders in our record held 1,581,000 common shares with currently quotation 0.50. EMPIRE STOCK TRANSFER is our transfer agent. Located: 1859 WHITNEY MESA DR. HENDERSON, NV 89014. Telephone (702) 818-5898

Holders

As of June 30, 2020, there were 15,582,000 shares of the Company’s common stock issued and outstanding.

January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company. Thus 14,001,000 were held by Arithmetic LLC., Delaware company and 1,581,000 were held by 53 non-affiliated shareholders.

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

Recent Sales of Unregistered Securities

For the 12 months period ended June 30, 2021 we have not sold any securities without registration.

Item 6. Selected Financial Data

"Emerging growth company” is not required to provide the information required by this Item 6.

 Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2021 and the financial statements for the period from July 1,2020 to June 30, 2021 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Overview

We are a company with constant revenue generating options. We are currently focused on expanding our network of new customers, dispatch service, selling used appliances, shipping companies and independent transportation providers.

Results of operations

For the period from July 1, 2020 to June 30, 2021 we provided dispatch service, logistic business activities, sell home and commercial used appliances and receive $1,000,775 in revenue from our customers.

We received $486,320 from our dispatch service from CVK EXPRESS, LLC, from appliances companies we generated revenue $412,685. The remining revenue $101,770 we received from our logistic business activities.

Our expenses for this period compose $972,951. General and administration expense $67,693, Transportation, Repair, Office Expenses $6,500. Also, we spent for Logistic and Dispatcher service $494,423. Our purchase costs of appliances $404,335. Our total assets were $50,500.

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

Based on compare information between two years we have increased our revenue from $279,664 to $1,000,775 however our expenses also increased from $279,744 to $972,951.

Our net loss $80 in last year was changed to the net profit $27,824 in this year. Our assets have increased from $22,726 to $50,550. We completed our depreciation plan on our van and have Accumulated Depreciation $16,000 in this year.

Liquidity

For the period from July 1, 2020 to June 30, 2021, we had revenue $1,000,775.

At June 30, 2021, we had $34,550 in cash for our operations and $50,550 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

For the period from July 1, 2019 to June 30, 2020, we had revenue $279,664.

At June 30, 2020, we had $2,726 in cash for our operations and $22,726 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

Plan of Operations

1.	Start negotiations with investors about work with us in factoring sector.
2.	Find the drivers, owner operators work with us to get fast payments.
3.	Provide all necessary paperwork: (Registration, insurance, etc.)
4.	Develop a network of referrals and agents working on our behalf.
5.	Develop an email list to contact wholesalers and retailers who ship merchandise across the US.
6.	Identify new customers and complete agreements with them.
7.	Continue to provide dispatch business.
8.	Hire skilled and experienced dispatchers.
9.	Develop incentive programs for our customers such as discounts for the cargo shipments.
10.	Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)
11.	Continue selling used appliances.
12.	Sign agreement with Hyundai manufacturing about provide logistics for their trailers.
13.	Sign agreement with Hyundai manufacturing about buying new trailers.
14.	Subscribe agreement with freight brokers company to get more cargos for logistics.

We anticipate that the cost of the foregoing activities will be $5,5-6 millions plus $30,000 to be a reporting company.

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

As of June 30, 2021, we had cash of $34,550 and as of June 30,2020, we had cash of $2,726 respectively. There is no assurance our estimates of our current and future costs are accurate or that our revenues will be sufficient to fund the cost of our existing operations or 12-month plan of operations. If our revenues are not sufficient to fund operations we will require additional debt or equity funding to continue our operations. Should this occur, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding. If we are unable to obtain required capital to fund our operations we will have to reduce 12-month plan of operations or discontinue our operations.

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

Item 8. Financial Statements

UNITED EXPRESS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

UNITED EXPRESS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accountant	F-1
Audited Financial Statements
Balance Sheets as of June 30, 2021 and June 30, 2020	F-2
Statements of Operations for the years ended of June 30, 2021 and 2020	F-3
Statements of Stockholders’ Equity for the years ended of June 30, 2021 and 2020	F-4
Statements of Cash Flows for years ended of June 30, 2021 and 2020	F-5
Notes to Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2021, and the related statements of operations, changes in stockholder’s equity and cash flows for the year ended June 30, 2021, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey

August 6, 2021

UNITED EXPRESS INC.

BALANCE SHEETS (AUDITED)

JUNE 30, 2021 AND JUNE 30, 2020

	June 30, 2021	June 30, 2020
	Audited	Audited
ASSETS
CURRENT ASSETS:
Cash	$34,550	$2,726
TOTAL CURRENT ASSETS	$34,550	$2,726
FIXED ASSETS
Automobile and Capital auto repair	$32,000	$32,000
Accumulated Depreciation	$(16,000)	$(12,000)
TOTAL FIXED ASSETS	$16,000	$20,000

TOTAL ASSETS	$50,550	$22,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at June 30, 2021 and 15,582,000 at June 30, 2020 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	$738	$(27,086)
TOTAL STOCKHOLDERS' EQUITY	$50,549	$22,725
Total Liabilities and Stockholders' Equity	$50,550	$22,726

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	For the year ended June 30, 2021	For the year ended June 30, 2020
REVENUES
Sales	$1,000775	$279,664
TOTAL REVENUES	$1,000,775	$279,664

COST OF SALES

Logistic and Dispatcher Service, Call center	$494,423	$228,707
Used Appliances	$404,335	$0
TOTAL COST OF GOODS SOLD	$898,758	$228,707

GROSS PROFIT (LOSS)	$102,017	$50,957

Operating expenses:
Transportation, Repair, Office Expenses	$6,500	$1,005
General and administration expense	$67,693	$50,032
TOTAL OPERATING EXPENSES	$74,193	$51,037

INCOME BEFORE INCOME TAXES	$27,824	$(80)
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$27,824	$(80)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,582,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 23, 2017 (Inception)	—	$0	$0	$0	$0
Capital			$20,000		$20,000
Stocks for Cash	1,581,000	$1,581	$14,229		$15,810
Stocks for Invested Capital	14,001,000	$14,001	$0		$14,001
Net Loss	—	—	—	$(28,382)	$(28,382)
Balance, June 30, 2018	15,582,000	$15,582	$34,229	$(28,382)	$21,429
Net profit	—	—	—	$1,376	$1,376
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net loss	—	—	—	$(80)	$(80)
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net Income	—	—	—	$27,824	$27,824
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	For the year ended June 30, 2021	For the year ended June 30, 2020
Cash flows from operating activities:
Net income (loss)	$27,824	$(80)
Depreciation	$4,000	$8,000
Accrued Taxes	$0	$(366)
Accrued Expenses	$0	$(55,499)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$31,824	$(47,945)

Cash flows from investing activities:
Purchase of Automobile Repair	$0	$(12,000)
Net cash used in investing activities	$0	$(12,000)

Cash flows from financing activities:

Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$31,824	$(59,945)
CASH AND CASH EQ - BEGINNING OF PERIOD	$2,726	$62,671
CASH AND CASH EQ - ENDING OF PERIOD	$34,550	$2,726

See notes to financial statements

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

As part of logistics industry, we provide dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. As oil prices are currently remains almost stable we can mostly predict our expenses in logistics industry. These services are now heavily in demand among product distributors and retailers.

Also, in this year we sold commercial and home used appliances.

We have received $1,000,775 operating revenues for the 12 months period ended June 30,2021 and 279,664 for the 12 months period ended June 30,2020. Revenues were generated from customers’ payments. The Company is currently devoting of its present efforts to establishing the transportation, dispatch business and business to sell used equipment.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2021 (audited) and June 30, 2020 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

June 30, 2021
Automobile	$32,000
Accumulated Depreciation	$(16,000)

June 30, 2020
Automobile	$32,000
Accumulated Depreciation	$(12,000)

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at June 30, 2021 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we try diversify in order to mitigate the risks.

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On June 30, 2021 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the 12 months period ended June 30,2021 we have changes in our common stock. January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

As of June 30,2021, there were 15,582,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,581,000 common shares held by 53 non-affiliated shareholders.

As of June 30, 2021, and June 30, 2020, there were no outstanding stock options or warrants.

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

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have no material uncertain tax positions for any of the reporting periods presented. Our Net Profit accumulated during development stage $738, but due to the fact that we had Accrued Taxes ($366) for the previous period we don't pay it now.

NOTE 9 — Related Party Transactions

For the 12 months period ended June 30, 2021, we didn’t have any Related Party Transactions.

For the 12 months period ended June 30, 2020, we didn’t have any Related Party Transactions

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the 12 months period ended June 30, 2021, the Company had a cash balance of $34,550 and Net Profit accumulated during development stage of $738 from operations. For the 12 months period ended June 30, 2020, the Company had a cash balance of $2,726 and net loss accumulated during development stage of $(27,086) from operations.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through June 30, 2021 the date our fiscal year ended, and there are no material subsequent events.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and director and his age and positions held since inception are as follows:

Name	Age	Positions Held Since June 23, 2017
Andrei Stoukan	49	Chief Executive Officer, and Director

Andrei Stoukan has been our Chief Executive Officer and Director since our inception from June 23, 2017 to present time. Company registered address: 4345 w. Post Rd, Las Vegas, NV 89118

Term of Office

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

Conflicts of Interest

The Company currently has no conflicts of interest.

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

Name	Title	Year		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation		Total
Andrei Stoukan	CEO and Director	2021	/2020	0	0	0	0	0	0	0	/0	0	/0

Our director did not receive salary compensation for his services as director for the year ended June 30, 2021. We have a plan for compensating our director for his services beginning from January 1st 2022. He will receive up to $3,000 monthly. He received $0 for 2020 as a salary compensation.

Summary Compensation

As of June 30, 2021, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

 Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of June 30, 2021. The ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

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

Title of class	Ownership Holder:	Amount Beneficial Ownership	Direct Ownership	Indirect Ownership	Percent of class
Common	Arithmetic LLC	14,001,000	14,001,000	14,001,000	90%
Total		14,001,000	14,001,000	14,001,000	90%

This table is based upon information derived from our stock records. Applicable percentages are based upon 15,582,000 shares of common stock outstanding as of the date of this report.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

January 28, 2021 our CEO Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

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

Item 14. Principal Accounting Fees and Services

We paid to our auditor Yusufali & Associates, LLC for professional services rendered for the review and audit of our financial statements $5,650.

31

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

United Express Inc.

August 13, 2021	By: /s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

August 13, 2021	By: /s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director.

