Form 10-Q
period 2021-09-30
United Express Inc.
filed 2021-10-20
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

1

UNITED EXPRESS, INC.

BALANCE SHEET

SEPTEMBER 30, 2021 AND JUNE 30, 2021

	September 30, 2021	June 30, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$9,125	$34,550
TOTAL CURRENT ASSETS	$9,125	$34,550
FIXED ASSETS
Automobile and Capital auto repair	$32,000	$32,000
Accumulated Depreciation	$(16,000)	$(16,000)
TOTAL FIXED ASSETS	$16,000	$16,000
TOTAL ASSETS	$25,125	$50,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at September 30, 2021 and 15,582,000 at June 30, 2021 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	(24,687)	$738
TOTAL STOCKHOLDERS' EQUITY	$25,124	$50,549
Total Liabilities and Stockholders' Equity	$25,125	$50,550

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

	For the three months ended September 30, 2021	For the three months ended September 30, 2020
REVENUES
Sales	$342,858	$108,450
TOTAL REVENUES	$342,858	$108,450

COST OF SALES

Logistic and Dispatcher Service	$188,450	$95,105

TOTAL COST OF GOODS SOLD	$169,850	$95,105

GROSS PROFIT (LOSS)	$358,300	$13,345

Operating expenses:
Transportation expenses, Broker Expenses	$6	$0
General and administration expenses	$9,977	$4,013
TOTAL OPERATING EXPENSES	$9,983	$4,013

INCOME (LOSS) BEFORE INCOME TAXES	$(25,425)	$9,332
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$(25,425)	$9,332
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	15,582,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Net profit (loss)	-	-	-	$(25,425)	$(25,425)
Balance, September 30, 2021	15,582,000	$15,582	$34,229	$(24,687)	$25,124

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net profit (loss)	-	-	-	$9,332	$9,332
Balance, September 30, 2020	15,582,000	$15,582	$34,229	$(17,754)	$32,057

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

	For the three months ended September 30, 2021	For the three months ended September 30, 2020
Cash flows from operating activities:
Net income (loss)	$(25,425)	$9,332
Accrued Taxes	$0	$0
Accrued Expenses	$0	$0
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$(25,425)	$9,332

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$(25,425)	$9,332
CASH AND CASH EQ - BEGINNING OF PERIOD	$34,550	$2,726
CASH AND CASH EQ - ENDING OF PERIOD	$9,125	$12,057

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017 and have four years of business experience.

The United Express operates as a general company of transportation, dispatch service logistics, delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Fluctuations in oil prices has caused the freight and logistic industries costs to be to increase during last 3 months. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. In this quarter we signed agreement with ARI Logistics, an Alabama limited liability company and serve for them as freight agency.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them. In this field company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

Also, in this quarter we continue working with Royal Realty Enterprise Inc. to purchase from them used home and commercial appliances and sell it to appliance companies for further installation.

During reported period our business activities have focused on the development of our business plan, locating producers of goods, despatchers, sell used appliances, researching for new customers, van supplies, development of optimal traffic routes.

We have received $342,858 operating revenues for the three months period ended September 30,2021 and 108,450 for the three months period ended September 30,2020. Recorded revenues were generated from dispatch service, logistics and sell used appliances. The Company is currently devoting substantially all of its present efforts to securing and establishing the business indicated above.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30,2021 (Unaudited) and September 30,2020 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

NOTE 3 — Property and Equipment

Property and equipment consist of:

September 30, 2021
Automobile	$32,000
Accumulated Depreciation	$(16,000)

September 30, 2020
Automobile	$32,000
Accumulated Depreciation	$(12,000)

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at September 30, 2021 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On September 30, 2021 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the three months period ended September 30, 2021 we have no issued any new of common shares.

For the three months period ended September 30, 2020, we also have no issued any new of common shares.

For the 3 months period ended September 30,2021 we have no changes in our common stock. January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

As of September 30,2021, there were 15,582,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,581,000 common shares held by 53 non-affiliated shareholders.

As of September 30, 2021, and September 30, 2020, there were no outstanding stock options or warrants.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2020

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

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have no TAX liability for this period but can’t predict future financial result and paid $995 tax as advance payment to IRS.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the three months period ended September 30, 2021.

Also, we have not a related party transaction for the three months period ended September 30, 2020.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2021, the Company had a cash balance of $9,125 and net loss $25,425 from operations.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through September 30, 2021, after this date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,20 and September 30,2021 and the financial statements for the three months period ended September 30, 2021 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company offers its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. Also, we develop our dispatch service.

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

Business Overview

We are an Emerging growth company with strong revenue generating operations. We were formed on June 23, 2017 and have more than four years of business experience.

The United Express intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the licensure and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter, the price of oil and its associated refined energy products has been increased. Major volatile in oil prices has caused the freight and logistic price were increased during last 3 months. In the event of the significant increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

For the 3 months ended September 30, 2021 our business activities have focused on dispatch service, logistics and selling used appliances. As of September 30,2021, we had income $195,600 from CVK Express LLC., $16,708 from company MIG for the logistic service, $130,550 we received from companies for appliances.

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

Drivers agree get pay 4% (factoring fees) less than original enrings. Based on:

1 driver generates earnings somewhere about $40,000 in a month and 4% is $1,600. We can operate with 100 drivers at the same time during a month. So, our earnings with 100 drivers will be $4,000,000 and 4% is $160,000.

Consistent cash flow is a key in being successful in the transportation industry. It's always good to have that safety net to know you will always get paid within 24-48 hours when you use a factoring service.

Another direction in which we are going to excel is directly working with Hyundai manufacturing located in Baja California, Tijuana, Mexico. It’s very close to US border and we see a great potential in this. They build over 150 containers per day and we want to delivery their Hyundai dry van containers to US customers. Based on our research they pay $700 per container and allowed to download cargo to deliver it to the final destination. The other dealers who already work with Hyundai can pay us only half of this price for the same route. In this activity we plan to generate extra $15,000-$20,000 in a month net income.

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

Base on the above we need around $5,5-6 millions for these new activities.

Our fees are count based on our expenses, spending time, shipments size and type of shipment, distance, route, gas price and other customer needs.

For the three months period ended September 30,2021, we

•	developed our business plan;
•	selected business partners;
•	signed agreements with ARI Logistics LLC, Alabama company and serve for them as freight agency.
•	found the cargo brokers;
•	continue to provide dispatch service;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	chose optimal routes of traffic
•	continue selling used appliances

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended September 30, 2021 was $342,858. It is more than three times as of similar period year ago. Our revenue for the 3 months 2020 was $108,450

Liquidity

At September 30, 2021, we had $9,125 in cash for our operations and $16,000 in capital. For the period ended September 30,2020 we had $12,057 in cash for our operations and $12,000 in capital. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of September 30, 2021. Total stockholders' equity $25,124.

Results of Operations for the three months period ended September 30, 2021 and for the three months period ended September 30, 2020

As an emerging growth company, we have received $342,858 operating revenues for the three months period ended September 30,2021 and 108,450 for the three months period ended September 30,2020. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and transportation business.

For the 3 months ended September 30, 2021  we had income $195,600 from CVK Express LLC., $16,708 from company MIG for the logistic service, $130,550 we received from companies for appliances. Our cash balance was $9,125.

For this period, we had Logistic and Dispatcher Service Expenses $188,450, use appliances $169,850, General and administration expenses $9,977 and $6 transportation.  Our loss from operations was $(25,425).

For the three months period ended September 30, 2020 we generated $98,650 from CVK Express LLC., and 8,900 from company MIG. Our cash balance was $12,057.

For this period, we had Logistic and Dispatcher Service Expenses $95,105 and General and administration expenses $4,013. Our profit from operations was $9,332.

We have received $108,450 operating revenues for the three months period ended September 30,2020. Recorded revenues were generated from customers’ payments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended September 30, 2021

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2021, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: October 20, 2021	By: /s/Andrei Stoukan
Andrei Stoukan Principal Executive Officer, Principal Accounting and Financial Officer and Director

