Form 10-Q
period 2021-12-31
United Express Inc.
filed 2022-01-18
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Yes ☐  No ☒

As of December 31, 2021, there were 15,582,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.
BALANCE SHEET
DECEMBER 31, 2021 AND JUNE 30, 2021

	December 31, 2021	June 30, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$49,334	$34,550
TOTAL CURRENT ASSETS	$49,334	$34,550
FIXED ASSETS
Automobile and Capital auto repair	$32,000	$32,000
Accumulated Depreciation	$(16,000)	$(16,000)
TOTAL FIXED ASSETS	$16,000	$16,000

TOTAL ASSETS	$65,334	$50,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,582,000 shares issued and outstanding at December 31, 2021 and 15,582,000 at June 30, 2021 respectively	$15,582	$15,582
Additional paid in capital	$34,229	$34,229
Net Profit (loss) accumulated during development stage	$15,522	$738
TOTAL STOCKHOLDERS' EQUITY	$65,333	$50,549
Total Liabilities and Stockholders' Equity	$65,334	$50,550

See notes to financial statements

UNITED EXPRESS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	For the three months ended December 31, 2021	For the three months ended December 31, 2020	For the six months ended December 31, 2021	For the Six months ended December 31,2020
Revenue :
Sales	$300,564	$388,020	$643,422	$496,470
Total Revenues	$300,564	$388,020	$643,422	$496,470

COST OF SALES
Logistic and Dispatcher Service	$168,180	$158,618	$356,630	$253,723
Equipment Rental	$2,500	$0	$2,500	$0
Used Appliances	$79,000	$205,800	$248,850	$205,800
TOTAL COST OF GOODS SOLD	$249,680	$364,418	$607,980	$459,253

Gross Profit (Loss)	$50,884	$23,602	$35,442	$36,947
Operating expenses:
Transportation, OTC Market fees	$7,500	$6,500	$6,506	$6,500
General and administration expenses	$3,175	$16,907	$13,152	$20,920
Total operating expenses	$10,675	$23,407	$20,658	$27,420

Income(loss) before income taxes	$40,209	$195	$14,784	$9,527
Income tax	$0	$0	$0	$0
Net income (loss)	$40,209	$195	$14,784	$9,527
Net income per basic and diluted shares	$0	$0	$0	$0
Weights average number of shares outstanding	15,582,000	15,582,000	15,582,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2021

	Common Stock
	Shares	Par Value	APIC	Accumulated Gain (Deficit)	Total Stockholders’ Equity
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Net profit (loss)	-	-	-	$14,784	$14,784
Balance, December 31, 2021	15,582,000	$15,582	$34,229	$15,552	$65,333

UNITED EXPRESS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	15,582,000	$15,582	$34,229	(27,086)	$22,725
Net profit (loss)	-	-	-	$9,527	$9,527
Balance, December 31, 2020	15,582,000	$15,582	$34,229	$(17,559)	$32,252

See notes to financial statements

UNITED EXPRESS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	For the six months ended December 31, 2021	For the six months ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$14,784	$9,527
Accrued Taxes	$0	$0
Accrued Expenses	$0	$0
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$14,784	$9,527

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$14,784	$9,527
CASH AND CASH EQ - BEGINNING OF PERIOD	$34,550	$2,726
CASH AND CASH EQ - ENDING OF PERIOD	$49,334	$12,252

See notes to financial statements

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021 AND FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2020

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017 and have four years of business experience.

The United Express operates as a general company of transportation, dispatch service logistics, delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Fluctuations in oil prices has caused the freight and logistic industries costs to be to increase during last 3 months. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. In these 6 months period we signed agreement with ARI Logistics, an Alabama limited liability company and serve for them as freight agency.

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

During reported period our business activities have focused on the development of our business plan, locating producers of goods, dispatchers, sell used appliances, researching for new customers, van supplies, development of optimal traffic routes.

We have received $300,564 operating revenues for the three months period ended December 31,2021 and 388,020 for the three months period ended December 31,2020. Recorded revenues were generated from dispatch service, logistics and sell used appliances. The Company is currently devoting substantially all of its present efforts to securing and establishing the business indicated above.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31,2021 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021 AND FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2020

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements – continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021.

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

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021 AND FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2020

NOTE 3 — Property and Equipment

Property and equipment consist of:

Property and Equipment
December 31, 2021
Automobile	$32,000
Accumulated Depreciation	$(16,000)

December 31, 2020
Automobile	$32,000
Accumulated Depreciation	$(12,000)

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at December 31, 2021 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

NOTE 6 — Debt

In a present time, we have not any debt .

NOTE 7 —Capital Stock

On December 31, 2021 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the six months period ended December 31, 2021 we have no issued any new of common shares.

For the six months period ended December 31, 2020, we also have no issued any new of common shares.

For the 3 months period ended December 31,2021 we have no changes in our common stock. January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

As of December 31,2021, there were 15,582,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,581,000 common shares held by 53 non-affiliated shareholders.

As of December 31, 2021, and December 31, 2020, there were no outstanding stock options or warrants.

NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, 'Income Taxes.’ Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment dates. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021 AND FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2020

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

NOTE 9 — Related Party Transactions

We have not a related party transaction for the six months period ended December 31, 2021.

Also, we have not a related party transaction for the six months period ended December 31, 2020.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2021, the Company had a Stockholders’ Equity of $65,333 and net profit $14,784 from operations. For the six months period ended December 31, 2020, the Company had a Stockholders’ Equity of $32,252 and net profit $9,527 from operations.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through December 31, 2021 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2021 and December 31,2021 and the financial statements for the six months period ended December 31, 2021 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company will offer its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. Also, we develop our dispatch service, logistics and selling used appliances.

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

For the 3 months ended December 31, 2021 our business activities have focused on dispatch service, logistics and selling used appliances. As of December 31,2021, we had income $149,127 from CVK Express LLC., for dispatch, $14,577 from ARI Logistics for the logistic service, $136,860 we received from companies for appliances. Our three months revenues for the period ended December 31,2021 was $300,564.

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

In addition, given the high demand for these containers, we can also buy them at the production price and resell them at a premium or even rent them out. For this activity we need at least $30,000 for one dry van. We can give trailer for rent $800-$1000 in a month with full payback in 3 years. We are planning begin with 40-50 trailers and we need about 1,3-1,5 millions of attracted capital. Repairs and maintenance will be calculated additionally if necessary.

Base on the above we need around $5,5-6 millions for these new activities.

Our fees are count based on our expenses, spending time, shipments size and type of shipment, distance, route, gas price and other customer needs.

For the three months period ended December 31,2021, we

•	continue develop our business plan;
•	selected business partners;
•	Continue work with ARI Logistics LLC, Alabama company and serve for them as freight agency;
•	found the cargo brokers;
•	continue to provide dispatch service;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	chose optimal routes of traffic continue selling used appliances

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended December 31, 2021 was $300,564. It is a little lower than in similar period year ago. Our three months revenues for the period ended December 31,2020 was $388,020.

Liquidity

At December 31, 2021, we had $49,334 in cash for our operations and $16,000 in capital. For the period ended December 31,2020 we had 12,252 in cash for our operations. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of December 31, 2021. Total stockholders' equity $65,334.

Results of Operations for the six months period ended December 31, 2021 and for the six months period ended December 31, 2020

As an emerging growth company, we have received $643,422 operating revenues for the six months period ended December 31,2021 and 496,470 for the six months period ended December 31,2020. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch, transportation and used appliances business.

For the six months period ended December 31, 2021 our revenue was generated from our existing and new customers for the transportation, dispatch and used appliances service. Our cash balance was $49,334.

For this period, we had Logistic and Dispatcher Service Expenses $356,630 and used appliances expenses $248,850.

Also, for this period, we had $13,152 general and administration expense, $7,500 Expenses related OTC Market requirements, $2,500 Equipment Rental Expenses. Our net income from operations was $ 14,784 in compare with our net income of $9,527 in similar period year ago.

For the six months period ended December 31, 2020 our revenue was generated from our existing and new customers for the transportation, dispatch and used appliances service. Our cash balance was $12,252.

For this period, we had Logistic and Dispatcher Service Expenses $253,723 and used appliances Expenses $205,800.

Also, for this period, we had $20,920 general and administration expense, $6,500 Expenses related OTC Market requirements. Our net income from operations was $ 9,527.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended December 31, 2021

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended December 31,2021, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: January 18, 2022	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

