Form 10-Q
period 2022-03-31
United Express Inc.
filed 2022-05-12
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐  No ☒

As of March 31, 2022, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

PART I Financial Statements
Item 1.
Balance Sheets as of March 31, 2022 (Unaudited) and June 30, 2021 (Audited)	3
Statements of Operations for the for the three months ended March 31, 2022 and March 31, 2021 and for the nine months ended March 31, 2022 and March 31, 2021 (Unaudited)	4
Statements of Stockholders’ Equity for the nine months ended March 31, 2022 and for the nine months March 31, 2021 (Unaudited)	5
Statements of Cash Flows for the nine months ended March 31, 2022 and March 31, 2021 (Unaudited)	7
Notes to Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
PART II Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	17
Signatures	18

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2022 AND JUNE 30, 2021

	March 31, 2022	June 30, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$16,957	$34,550
TOTAL CURRENT ASSETS	$16,957	$34,550

FIXED ASSETS
Automobile	$32,000	$32,000
Accumulated Depreciation	$(16,000)	$(16,000)
TOTAL FIXED ASSETS	$16,000	$16,000
TOTAL ASSETS	$32,957	$50,550
LIABILITIES & STOCHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued Accounts Payable	$1	$1
Accrued Income Taxes Payable	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,592,000 shares issued and outstanding as of March 31, 2022 and 15,582,000 as of June 30,2021 respectively	$15,592	$15,582
Additional Paid-In Capital	$59,219	$34,229
Net profit (loss) accumulated during development stage	$(41,855)	$738
TOTAL STOCKHOLDERS' EQUITY	$32,956	$50,549
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,957	$50,550

The accompanying notes are an integral part of these consolidated financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

AND FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	For the three months ended March 31, 2022	For the three months ended March 31, 2021	For the nine months ended March 31, 2022	For the nine months ended March 31, 2021
REVENUE
Sales	$255,827	$149,470	$899,249	$645,940
Total Revenues	$255,827	$149,470	$899,249	$645,940
COST OF SALES
Logistic and Dispatcher Service	$155,850	$112,700	$512,480	$366,423
Equipment Rental	$0	$0	$2,500	$0
Used Appliances	$154,800	$30,000	$403,650	$235,800
TOTAL COST OF GOODS SOLD	$310,650	$142,700	$918,630	$602,223
Gross Profit (Loss)	$(54,823)	$6,770	$(19,381)	$43,717

Operating expenses:
Broker’s, OTC Market, Parking	$0	$0	$7,506	$6,500
General and administration expense	$2,380	$2,482	$14,537	$23,403
Total operating expenses	$2,380	$2,482	$22,043	$29,903

Income (Loss) before income taxes	$(57,203)	$4,288	$(41,424)	$13,814
Income tax	$(174)	$0	$(1,169)	$0
Net income (loss)	$(57,377)	$4,288	$(42,593)	$13,814
Net income per basic and diluted shares	$0.00	$0.00	$0.00	$0.00
Weights average number of shares outstanding	15,592,000	15,582,000	15,592,000	15,582,000

The accompanying notes are an integral part of these consolidated financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2022

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Purchased by non-affiliate investors	10,000	$10	24,990	-	$25,000
Net profit (loss)	-	-	-	$(42,593)	$(42,593)
Balance, March 31, 2022	15,592,000	$15,592	$59,219	$(41,855)	$32,956

The accompanying notes are an integral part of these consolidated financial statements

5

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2021

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net profit (loss)		-	-	$13,814	$13,814
Balance, March 31, 2021	15,582,000	$15,582	$34,229	$(13,271)	$36,540

The accompanying notes are an integral part of these consolidated financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	For the nine months ended March 31, 2022	For the nine months ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$(42,593)	$13,814
Accrued Taxes	$0	$0
Depreciation	$0	$0
Accrued Expenses	$0	$0
Net cash (used in) provided by operating activities	$(42,593)	$13,814

Cash flows from investing activities:
Capital Auto Repair	$0	$0
Net cash used in investing activities	$0	$0
Cash flows from financing activities:
Proceeds from sale of common stock	$25,000	$0
Net cash provided by financing activities	$25,000	$0

NET INCREASE (DECREASE) IN CASH	$(17,593)	$13,814
CASH AND CASH EQ - BEGINNING OF PERIOD	$34,550	$2,726
CASH AND CASH EQ - ENDING OF PERIOD	$16,957	$16,540

The accompanying notes are an integral part of these consolidated financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2022 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

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

We have received $899,249 operating revenues for the nine months period ended March 31,2022 and 645,940 for the nine months period ended March 31,2021. Recorded revenues were generated from dispatch service, logistics service and service to sell used appliances. The Company is currently devoting substantially all of its present efforts to securing and establishing the business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31,2022 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2022 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

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

It is not always clear whether we obtain control of the specified service, therefore we provided the flowing indicators of control that we used to make this determination:

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2022 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

MARCH 31, 2022
Automobile	$32,000
Accumulated Depreciation	$(16,000)

MARCH 31, 2021
Automobile	$32,000
Accumulated Depreciation	$(12,000)

Property and equipment are stated at cost. The Company utilizes MERCEDES CARGO VAN — 5 years for automobile depreciation over the estimated useful lives of the assets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at March 31, 2022 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2022 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

NOTE 6 — Debt

In a present time, we have not any debt.

NOTE 7 —Capital Stock

As on March 31, 2022 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the nine months period ended March 31, 2022 we have changes in our common stock. February 18, 2022, we issue 10,000 common stock to Steve Nazemnikov in consideration of $25,000 in cash.

As of March 31,2022, there were 15,592,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,591,000 common shares held by 54 non-affiliated shareholders.

As of March 31, 2022, and March 31, 2021, there were no outstanding stock options or warrants.

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

We had a tax obligation $174 for the quarter ended December 31, 2021 and paid it during 3d quarter.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the nine months period ended March 31, 2022.

Also, we have not a related party transaction for the nine months period ended March 31, 2021.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2022 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2021

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31,2022, the Company had a Stockholders’ Equity of $32,956 and net loss $42,593 from operations. For the nine months period ended March 31, 2021, the Company had a Stockholders’ Equity of $36,540 and profit $13,814.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through March 31, 2022 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2021 and March 31,2022 and the financial statements for the nine months period ended March 31, 2022 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

The United Express Inc. intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the licensure and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter, the price of oil and its associated refined energy products has been increased. Volatility in oil prices has caused the freight and logistic industries gets up during last 3 months. To compensate price of fuel, we also reasonably increase prices to ensure the profitability of the business.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them.

For the 3 months ended March 31, 2022 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, researching for new customers, logistics, van supplies, development of optimal traffic routes, used appliances service

Also, in this quarter we working with Royal Realty Enterprise Inc. to purchase from them used home appliances and sell it to appliance companies for further installation.

As of March 31, 2022, we generated income from CVK Express LLC. $145,157 for dispatch, $50,800 from AG Appliance Repair company who bought from us used appliances, $7,470 from ARI Logistics as for the freight agent, $42,400 from Antech Appliances for used appliances, $10,000 from Liontruking.

Our three months revenues for the period ended March 31,2022 was $255,827.

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

For the nine months period ended March 31, 2022, we

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

Our revenue for the 3 months ended March 31, 2022 was $255,827. Our revenue for the 3 months ended March 31, 2021 was $149,470.

Liquidity

On March 31, 2022, we had $16,957 in cash for our operations and $32,957 total assets. For the period ended March 31,2021 we had $16,540 in cash for our operations and $36,540 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have the fixed assets on our balance Mercedes Sprinter as of March 31, 2022. Total stockholders' equity $32,956.

Results of Operations for the nine months period ended March 31, 2022 and for the nine months period ended March 31, 2021

As an emerging growth company, we have received $899,249 operating revenues for the nine months period ended March 31, 2022 and 645,940 for the nine months period ended March 31,2021. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the business.   For the nine months period ended March 31, 2022 our revenue was generated from our customers for the logistics, dispatch service, also from selling home appliances. Our cash balance was $16,957.   For this period, we had Logistic and Dispatcher Service Expenses $512,480 and our expenses for used appliances were $403,650. Also, for this period, we had $14,537 general and administration expense, $7,506 we paid to OTCQB market and parking, $2,500 for rental equipment. Our net loss from operations was $ 42,593 in compare with our net income $13,814 in similar period year ago.   For the nine months period ended March 31, 2021 our revenue was generated from our customers for the logistics and dispatch service. Our cash balance was $16,540. For this period, we had Logistic and Dispatcher Service Expenses $366,423 and our expenses for used appliances were $235,800. Also, for this period, we had $23,403 general and administration expense, $6,500 we paid to OTCQB market. Our net income from operations was $ 13,814.   Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our business plan of operations in the next twelve months we need to raise $881,000 based on the information in our S1 form page 7, where we provided breakdown of our estimated expenses. During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to raise additional cash, buy cargo vans and generate more revenue.  If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Changes in Internal Control Over Financial Reporting

We have no changes in the internal controls over financial reporting during the quarter ended March 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have sell 10,000 unregistered securities during the quarter ended March 31, 2022 for total $25,000 and use it for development company ..

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2022, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: May 12, 2022	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

