Form 10-K
period 2022-06-30
United Express Inc.
filed 2022-08-16
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 w. Post Rd, Las Vegas, Nevada 89118

(Address of principal executive offices)(Zip Code)

949-350-0123

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	None	None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the day of this form was $1,591,000 based upon the price ($1) multiplied by the 1,591,000 number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30,2022, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

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

 Revenues

Our revenues from July 1, 2021 to June 30, 2022 was $1,069,004. We currently have many customers working with us. We generated revenue from dispatch, logistics services and activities for selling used appliances.

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

In addition, given the high demand for these containers, we can also buy them at the production price and resell them at a premium or even rent them out. For this activity we need at least $30,000 for one dry van. We can give trailer for rent $1000 in a month with full payback in 2.5 years. We are planning begin with 40-50 trailers and we need about 1,3-1,5 millions of attracted capital. Repairs and maintenance will be calculated additionally if necessary.

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

Below a breakdown of estimated investment for the next twelve months:

Factoring service	$4,000,000
Purchase Hyundai driven trailers from Hyundai manufacturing	$2,000,000
Repairs and maintenance will be calculated additionally	$—
Total	$6,000,000

For the period from July 1, 2021 through June 30, 2022, our remaining capital was $7,737 in cash and for the period from July 1, 2020 through June 30, 2021 our remaining capital was $34,550 in cash and this is not enough to cover our monthly operating expenses.

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

Our business strategy steps below:

•	Search for cargo owners and private sellers who need transportation service;
•	Communicate with owner operators, truck drivers and cargo vans owners to use their vehicles and services in the short term;
•	Increase the number of wholly-owned cargo vans;
•	We plan to work with auto dealers to purchase our own fleet of vehicles;
•	Create a maintenance a repair shop for vehicle repairs;
•	Search for cargo sellers;
•	Search for fricers;
•	Purchase the initial cargo vans inventories for our business;
•	Create dispatch service department
•	Sign agreement with Hyundai manufacturing

Revenue

As a Startup Business we expect increase gross revenue for the next 12 moths.

This information does not include the $40,000 cost of one dry van trailer. To be profitable, the van should work in a rent at least 3 years. If we find the financial source we are able to operate up to 100 vans simultaneously.

Services

We offer a dispatch service and logistics services to our customers include parcel shipping services for single or multiple pallets of freight to the destination requested by the customers.

As of today, we perform transportation services for B2B costumers: Business to Business.

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

For the period from July 1, 2021 to June 30, 2022 we generated revenues from our customers based on the above principle.

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

We were formed in June 23, 2017. From July 1, 2021 to June 30, 2022, we have had revenues of $1,069,004. Our operating expenses $35,228, Logisti, Dispatcher Service, Freight brokerage $690,270, Used Appliances $403,650 and our net loss $(67,813). We have 5 years historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by emerging grow companies such as us. To be successful and implement our planned activities we need additional financing which we may not be able to get.

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

Cargo van (Mercedes Sprinter 2500) able to take only 4 pallets. In this case, the carrying capacity is our main drawback. Since we don’t use big semi-trucks and trailers, which we do not have, we may be not competitive and unsuccessful in generating sufficient revenue to compete in our business or to become profitable. Should we fail to effectively compete and differentiate ourselves from competitors by developing new business ideas and strategies that will differentiate us from our competition, we will not compete effectively, and our market share, revenues, and growth prospects may be adversely affected and we may be forced to reduce prices and/or limit price increases, which may result in materially reduced margins, net income or market share.

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

From July 1, 2021 to June 30, 2022 our revenue was $1,069,004. Because we are an Emerging growth company and have small revenues, our future revenues are unpredictable. After our S1 form was declared effective our expenses to be the reporting company may be around $30,000-$40,000 annually. As of June 30, 2022, we had only $7,737 in cash. If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

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

During reporting year, we provide dispatch service for our client CVK Express LLC and generated revenue $648,034. Also, selling home and commercial appliances to the installation companies and generated revenue 360,610. The rest income was generated from logistics business $60,369. Total revenue $1,069,004.

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

Risks related to the market for our common stock

Our common stock is currently quoted on OTCQB market. We have a public market for our stock. Our ticker symbol UNXP. Presently, we working with Glendale Securities market maker to set up market for our common stock that will be selling shareholders are offering. As of the day of this 10K report , our shares get value of 0.50. Even after obtain a bid price, there is no assurance that a sufficiently active market will develop to sell your shares. Accordingly, the purchaser of the common stock shares should consider that their shares may be illiquid and/or present difficulties in their sale or transferability.

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

Climate-related risks

Statement about Climate change and the energy transition to a low-carbon economy pose a systemic risk in transportation business. Many risks are already taking effect, impacting the cost of goods, diesel price, logistics across multiple sectors. Our company recognize and appraise physical and transitional climate risks. We disclose these risks and the board’s approach to their management. We consider the Company’s current level of disclosure to be sufficient for investors to fully appraise its material climate-related risks and opportunities.

Climate change, climate change-related regulation and sustainability concerns could adversely affect our businesses and our operations, and any actions we take or fail to take in response to such matters could damage our reputation.

Also, risks related to climate-related business trends, and risks stemming from the physical impacts of climate change.

In this year we had on our balance sheet Mercedes Sprinter Van and in May 2022 this vehicle was sold.

This vehicle has been equipped the working catalytic converters; system programmed into the with BlueTEC II emission control system software. These devices emissions controls perform effectively – resulting in a decrease in NOx emissions above compliant levels with applicable emissions standards under the Clean Air Act.

Risks related with the difficulties of constant control and monitoring emissions systems in diesel vehicles Mercedes-Benz as well as scheduled repairs and maintenance consist of a software update and replacement of select hardware, which differs across models and model years.

Risks associated with the lack projects to mitigate excess ozone-creating nitrogen oxides (NOx) emitted from the vehicles and affecting the human body. (NOx)pollution contributes to the formation of harmful smog and soot, exposure to which is linked to a number of respiratory- and cardiovascular-related health effects. Children, older adults, people who are working or active outdoors, and people with heart or lung disease are particularly at risk for health effects related to smog or soot exposure. Nitrogen dioxide formed by (NOx) emissions can aggravate respiratory diseases, particularly asthma, and may also contribute to asthma development in children.

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
13

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the day of this form, we had 54 non-affiliated shareholders in our record held 1,591,000 common shares with currently quotation $1.50. EMPIRE STOCK TRANSFER is our transfer agent. Located: 1859 WHITNEY MESA DR. HENDERSON, NV 89014. Telephone (702) 818-5898

Holders

For the 12 months period ended June 30, 2022 we have changes in our common stock. February 18, 2022, we issue 10,000 common stocks to Steve Nazemnikov in consideration of $25,000 in cash.

As of June 30, 2022, there were 15,592,000 shares of the Company’s common stock issued and outstanding.

14,001,000 were held by Arithmetic LLC., Delaware company and 1,591,000 were held by 54 non-affiliated shareholders.

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

Recent Sales of Unregistered Securities

For the 12 months period ended June 30, 2022 we have sold 10,000 common stocks for total amount $25,000.

Item 6. Selected Financial Data

"Emerging growth company” is not required to provide the information required by this Item 6.

 Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2022 and the financial statements for the period from July 1,2021 to June 30, 2022 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Overview

We are a company with constant revenue generating options. We are currently focused on expanding our network of new customers, dispatch service, shipping companies and independent transportation providers.

The United Express Inc. is aware of and monitoring climate-related risks. Climate-related risks could impact the United Express Inc. in the form of physical risks due to acute or chronic weather-related events that could disrupt our operations, or could impair the ability of clients to meet financial obligations. The United Express Inc. also faces transition risk resulting from economic transition towards a lower-carbon future which may negatively impact some clients or present credit, strategic or reputational risks to the United Express.

Results of operations

For the period from July 1, 2021 to June 30, 2022 we provided dispatch service, logistic business activities, sell home and commercial used appliances and receive $1,069,004 in revenue from our customers.

We received $648,034 for our dispatch service from CVK Express, from appliances companies we generated revenue $360,610. The remining revenue $60,360 we received from our logistic business activities.

Our expenses for this period compose $1,131,648 include General and administration expense $ 20,108, OTC Market $15,120, Logistic, Dispatcher service, freight brokerage $690,270, costs of appliances $403,650 and Equipment rent $2,500. Our total assets were $7,737.

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

Our expenses for this period compose $972,951. General and administration expense $ 22,693, Transportation, Repair, Legal, Office Expenses $51,500. Also, we spent for Logistic and Dispatcher service $494,423. Our purchase costs of appliances $404,335. Our total assets were $50,500.

Based on compare information between two years we have increased our revenue from $1,000,775 to $1,069,004 however our expenses also increased from $972,951 to $1,131,648.

Our net profit $27,824 in last year was changed net loss $67,813 in this year. Our assets have decreased from $50,550 to $7,737. We have sold our van Mercedes for $12,000 this year.

Liquidity

For the period from July 1, 2021 to June 30, 2022, we had revenue $1,069,004.

At June 30, 2022, we had $7,737 in cash for our operations and it is also our total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

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

As of June 30, 2022, we had cash of $7,736 and as of June 30,2021, we had cash of $34,550 respectively. There is no assurance our estimates of our current and future costs are accurate or that our revenues will be sufficient to fund the cost of our existing operations or 12-month plan of operations. If our revenues are not sufficient to fund operations we will require additional debt or equity funding to continue our operations. Should this occur, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding. If we are unable to obtain required capital to fund our operations we will have to reduce 12-month plan of operations or discontinue our operations.

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

Item 8. Financial Statements

UNITED EXPRESS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

UNITED EXPRESS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accountant	F-1
Audited Financial Statements
Balance Sheets as of June 30, 2022 and June 30, 2021	F-2
Statements of Operations for the years ended of June 30, 2022 and 2021	F-3
Statements of Stockholders’ Equity for the years ended of June 30, 2022 and 2021	F-4
Statements of Cash Flows for years ended of June 30, 2022 and 2021	F-5
Notes to Financial Statements	F-6 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2022, and the related statements of operations, changes in stockholder’s equity and cash flows for the year ended June 30, 2022, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Yusufali & Associates, LLC

We have served as the Company’s auditor since 2020.

Short Hills, New Jersey

August 13, 2022

UNITED EXPRESS INC.

BALANCE SHEETS (AUDITED)

JUNE 30, 2022 AND JUNE 30, 2021

	June 30, 2022	June 30, 2021
	Audited	Audited
ASSETS
CURRENT ASSETS:
Cash	$7,737	$34,550
TOTAL CURRENT ASSETS	$7,737	$34,550
FIXED ASSETS
Automobile and Capital auto repair	$0	$32,000
Accumulated Depreciation	$0	$(16,000)
TOTAL FIXED ASSETS	$0	$16,000
TOTAL ASSETS	$7,737	$50,550

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at June 30, 2022 and 15,582,000 at June 30, 2021 respectively	$15,592	$15,582
Additional paid in capital	$59,219	$34,229
Net Profit (loss) accumulated during development stage	$(67,075)	$738
TOTAL STOCKHOLDERS' EQUITY	$7,736	$50,549
Total Liabilities and Stockholders' Equity	$7,737	$50,550

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	For the year ended June 30, 2022	For the year ended June 30, 2021
REVENUES
Sales	$1,069,004	$1,000775
TOTAL REVENUES	$1,069,004	$1,000,775

COST OF SALES
Logistic, Dispatcher Service, Call center, Cargo brokerage	$690,270	$494,423
Used Appliances	$403,650	$404,335
Equipment Rental	$2,500	$0
TOTAL COST OF GOODS SOLD	$1,096,420	$898,758

GROSS PROFIT (LOSS)	$(27,416)	$102,017

Operating expenses:
OTC Market	$15,120	$6,500
General and administration expense	$20,108	$67,693
TOTAL OPERATING EXPENSES	$35,228	$74,193

EBITDA	$(62,644)	$27,824
INCOME TAXES	$(1,169)	$0
DEPRECIATION EXPENSE	(4,000)	$27,824
NET INCOME (LOSS)	$(67,813)	$27,824
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,592,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Common Stock
	Shares	Par Value		APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 23, 2017 (Inception)	—	$0		$0	$0	$0
Capital				$20,000		$20,000
Stocks for Cash	1,581,000	$1,581		$14,229		$15,810
Stocks for Invested Capital	14,001,000	$14,001		$0		$14,001
Net Loss		—		—	$(28,382	$(28,382
Balance, June 30, 2018	15,582,000	$15,582		$34,229	$(28,382	$21,429
Net profit		—		—	$1,376	$1,376
Balance, June 30, 2019	15,582,000	$15,582		$34,229	$(27,006)	$22,805
Net loss		—		—	$(80)	$(80)
Balance, June 30, 2020	15,582,000	$15,582		$34,229	$(27,086)	$22,725
Net Income		—		—	$27,824	$27,824
Balance, June 30, 2021	15,582,000	$15,582		$34,229	$738	$50,549
Purchased by non-affiliate investors	10,000	$10		$24,990	$0	$25,000
Net loss			$		$(67,813)	(67,813)
Balance, June 30, 2022	15,592,000	$15,592		$59,219	$(67,075)	$7,736

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	For the year ended June 30, 2022	For the year ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$(67,813)	$27,824
Depreciation	$4,000	$4,000
Sale of asset	$12,000	$0
Accrued Expenses	$0	$0
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(51,813)	$31,824
Cash flows from investing activities:
Purchase of Automobile Repair	$0	$0
Net cash used in investing activities	$0	$0
Cash flows from financing activities:
Proceeds from sale of common stock	$25,000
Net cash provided by financing activities	$25,000	$0
NET INCREASE (DECREASE) IN CASH	$(26,813)	$31,824
CASH AND CASH EQ - BEGINNING OF PERIOD	$34,550	$2,726
CASH AND CASH EQ - ENDING OF PERIOD	$7,737	$34,550

See notes to financial statements

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

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

As part of logistics industry, we provide dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. As oil prices are currently significantly increase, we can’t predict our expenses in logistics industry. These services are now heavily in demand among product distributors and retailers.

Also, in this year we sold commercial and home used appliances.

We have received $1,069,004 operating revenues for the 12 months period ended June 30,2022 and 1,000,775 for the 12 months period ended June 30,2021. Revenues were generated from customers’ payments. The Company is currently devoting of its present efforts to establishing the transportation, dispatch business and business to sell used equipment.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2022 (audited) and June 30, 2021 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022.

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

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

 NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

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

NOTE 3 — Property and Equipment

Property and equipment consist of:

June 30, 2022
Automobile	$0
Accumulated Depreciation	$0

June 30, 2021
Automobile	$32,000
Accumulated Depreciation	$(16,000)

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed FDIC insurance limits of $250,000 per institution. Our cash balances were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we try diversify in order to mitigate the risks.

NOTE 6 — Debt

The officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before officer of the Company.

NOTE 7 —Capital Stock

On June 30, 2021 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the 12 months period ended June 30, 2022 we have changes in our common stock. February 18, 2022, we issue 10,000 common stocks to Steve Nazemnikov in consideration of $25,000 in cash.

For the 12 months period ended June 30,2021 we have changes in our common stock. January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

As of June 30,2022, there were 15,592,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,591,000 common shares held by 54 non-affiliated shareholders.

As of June 30, 2022, and June 30, 2021, there were no outstanding stock options or warrants.

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

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 8 — Income Taxes - continued

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

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We had tax positions for this reporting periods presented. Our Net loss for the period ended June 30,2022 $(67,813), but due to the fact that we also had the profit during development stage we paid Tax $1,169 in this period.

NOTE 9 — Related Party Transactions

For the 12 months period ended June 30, 2022, and 12 months period ended June 30, 2021 we didn’t have any Related Party Transactions.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the 12 months period ended June 30, 2022, the Company had a cash balance of $7,737 and Net loss accumulated during development stage of $(67,075) from operations. For the 12 months period ended June 30, 2021, the Company had a cash balance of $34,550 and net profit accumulated during development stage of $738 from operations.

The transition from profit to loss is a negative development dynamic, and raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 11 — Subsequent Events and climate-related events impacts to financial statement.

The rule would require company to disclose, in a footnote to the financial statements, the financial statement impacts of (i) climate-related events, including severe weather events and other natural conditions such as flooding, drought, wildfires, extreme temperatures, and sea level rise, and (ii) transition activities, including efforts to reduce GHG emissions or otherwise mitigate exposure to transition risks.

The Company's management reviewed all material events through June 30, 2022 the date our fiscal year ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and director and his age and positions held since inception are as follows:

Name	Age	Positions Held Since June 23, 2017
Andrei Stoukan	50	Chief Executive Officer, and Director

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

Name	Title	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Andrei Stoukan	CEO and Director	2022/2021	0	0	0	0	0	0	0/0	0/0

Our director did not receive salary compensation for his services as director for the year ended June 30, 2022. We have a plan for compensating our director for his services beginning from January 1st 2023. He will receive up to $3,000 monthly. He received $0 for 2021 as a salary compensation.

Summary Compensation

As of June 30, 2022, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of June 30, 2022. The ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

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

This table is based upon information derived from our stock records. Applicable percentages are based upon 15,592,000 shares of common stock outstanding as of the date of this report.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

We have not a related party transaction for the 12 months period ended June 30, 2022.

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

Item 14. Principal Accounting Fees and Services

We paid to our auditor Yusufali & Associates, LLC for professional services rendered for the review and audit of our financial statements $10,100.

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Express Inc.

August 16, 2022	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and DIrector

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

August 16, 2022	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

