Form 10-K/A
period 2022-06-30
United Express Inc.
filed 2022-10-25
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends United Express Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022, originally filed with the Securities and Exchange Commission, or SEC, on August 16, 2022 (the “Original Filing”). We are amending and refiling to include a restatement were changed the word EBITDA in Statements of Operations page F-4 to Net Profit (loss) accumulated during development stage,  because Depreciation and Amortization is considered when computing Income before Income Taxes, there is no need to use EBITDA, because that means we did not account for Depreciation and Amortization already when computing Income before Income Taxes. This change is reflected in our Statements of Operations page F4.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than our Statements of Operations are true or complete as of any date subsequent to the Original Filing.

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

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	For the year ended June 30, 2022	For the year ended June 30, 2021
REVENUES
Sales	$1,069,004	$1,000775
TOTAL REVENUES	$1,069,004	$1,000,775

COST OF SALES
Logistic, Dispatcher Service, Call center, Cargo brokerage	$690,270	$494,423
Used Appliances	$403,650	$404,335
Equipment Rental	$2,500	$0
TOTAL COST OF GOODS SOLD	$1,096,420	$898,758

GROSS PROFIT (LOSS)	$(27,416)	$102,017

Operating expenses:
OTC Market	$15,120	$6,500
General and administration expense	$20,108	$67,693
TOTAL OPERATING EXPENSES	$35,228	$74,193

Net Profit (loss) accumulated during development stage	$(62,644)	$27,824
INCOME TAXES	$(1,169)	$0
DEPRECIATION EXPENSE	(4,000)	$27,824
NET INCOME (LOSS)	$(67,813)	$27,824
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,592,000	15,582,000

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

United Express Inc.

October 25, 2022	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and DIrector

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

October 25, 2022	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

