Form 10-Q
period 2022-09-30
United Express Inc.
filed 2022-11-03
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐  No ☒

As of September 30, 2022, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.

BALANCE SHEET

SEPTEMBER 30, 2022 AND JUNE 30, 2022

	September 30, 2022	June 30, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	4,370	7,737
TOTAL CURRENT ASSETS	4,370	7,737
FIXED ASSETS
Automobile and Capital auto repair	0	0
Accumulated Depreciation	0	0
TOTAL FIXED ASSETS	0	0
TOTAL ASSETS	4,370	7,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	1	1
Accrued Taxes	0	0
TOTAL CURRENT LIABILITIES	1	1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at September 30, 2022 and 15,592,000 at June 30, 2022 respectively	15,592	15,592
Additional paid in capital	59,219	59,219
Net Profit (loss) accumulated during development stage	(70,442)	(67,075)
TOTAL STOCKHOLDERS' EQUITY	4,369	7,736
Total Liabilities and Stockholders' Equity	4,370	7,737

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
REVENUES
Sales	$65,195	$342,858
TOTAL REVENUES	$65,195	$342,858

COST OF SALES
Logistic, Dispatcher Service, Call Center, Freight brokerage	$58,925	$188,450
Used Appliances	0	$169,850
TOTAL COST OF GOODS SOLD	$58,925	$358,300
GROSS PROFIT (LOSS)	$6,270	$(15,442)

Operating expenses:
Transportation expenses	$0	$6
General and administration expenses	$9,637	$9,977
TOTAL OPERATING EXPENSES	$9,637	$9,983

INCOME (LOSS) BEFORE INCOME TAXES	$(3,367)	$(25,425)
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$(3,367)	$(25,425)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	15,592,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net profit (loss)		-	-	$(3,367)	$(3,367)
Balance, September 30, 2022	15,592,000	$15,592	$59,219	$(70,442)	$4,369

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Shares	Par Value		APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2021	15,582,000	$15,582		$34,229	$738	$50,549
Net profit (loss)		-	-	-	$(25,425)	$(25,425)
Balance, September 30, 2021	15,582,000	$15,582		$34,229	$(24,687)	$25,124

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Cash flows from operating activities:
Net income (loss)	$(3,367)	$(25,425)
Accrued Taxes	$0	$0
Accrued Expenses	$0	$0
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$(3,367)	$(25,425)

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$(3,367)	$(25,425)
CASH AND CASH EQ - BEGINNING OF PERIOD	$7,737	$34,550
CASH AND CASH EQ - ENDING OF PERIOD	$4,370	$9,125

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017 and have five years of business experience.

The United Express operates as a general company of transportation, dispatch service, logistics - to delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Fluctuations in oil prices has caused the freight and logistic industries costs to be to increase during last 3 months. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. We continue work with ARI Logistics, an Alabama limited liability company and serve for them as freight agency.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them. In this field company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

During reported period our business activities have focused on the development of our business plan, locating producers of goods, despatchers, researching for new customers, van supplies, development of optimal traffic routes.

We have received $65,195 operating revenues for the three months period ended September 30,2022 and 342,858 for the three months period ended September 30,2021. Recorded revenues were generated from dispatch service and logistics. The Company is currently devoting substantially all of its present efforts to securing and establishing the business indicated above.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30,2022 (Unaudited) and September 30,2021 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

NOTE 3 — Property and Equipment

Property and equipment consist of:

September 30, 2022
Automobile	$0
Accumulated Depreciation	$0

September 30, 2021
Automobile	$32,000
Accumulated Depreciation	$(16,000)

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company's cash balances at September 30, 2022 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a small group of customers from whom we received the income and in the present time we can’t diversify in order to mitigate the risks.

NOTE 6 — Debt

Andrei Stoukan, the officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before him.

NOTE 7 —Capital Stock

On September 30, 2022 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the three months period ended September 30, 2022 we have no issued any new of common shares.

For the three months period ended September 30, 2021, we also have no issued any new of common shares.

For the 3 months period ended September 30,2022 we have no changes in our common stock. January 28, 2021 Andrei Stoukan sold his 14,001,000-common stock for $14,001 in cash to Arithmetic LLC., Delaware company.

As of September 30,2022, there were 15,592,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,581,000 common shares held by 53 non-affiliated shareholders.

As of September 30, 2022, and September 30, 2021, there were no outstanding stock options or warrants.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

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

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have no TAX liability for this period.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the three months period ended September 30, 2022.

Also, we have not a related party transaction for the three months period ended September 30, 2021.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2022, the Company had a cash balance of $4,370 and net loss $3,367 from operations.

For the three months period ended September 30, 2021, the Company had a cash balance of $9,125 and net loss $25,425 from operations.

We still have a negative development dynamic; and, it still raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 — Subsequent Events and climate-related events impacts to financial statement

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

The Company's management reviewed all material events through September 30, 2022 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10-K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,22 and September 30,2022 and the financial statements for the three months period ended September 30, 2022 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Prospectus that could cause actual results to differ from the results contemplated by this forward-looking statement. We urge you to carefully consider the information set forth in our S-1 form under the heading “Note Regarding Forward Looking Statements” and “Risk Factors”.

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

Business Overview

We are an Emerging growth company with revenue generating operations. We were formed on June 23, 2017 and have more than five years of business experience.

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

For the 3 months ended September 30, 2022 our business activities have focused on dispatch and logistics services. As of September 30,2022, we had income $59,879 from CVK Express LLC., $5,325 from ARI Logistics, for the dispatch and logistic service.

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

Another direction in which we are going to excel is directly working with Hyundai manufacturing located in Baja California, Tijuana, Mexico. It’s very close to US border and we see a great potential in this to delivery their Hyundai dry vans to US customers. Based on our research they pay $700 per container and allowed to download cargo to deliver it to the final destination. The other dealers who already work with Hyundai can pay us only half of this price for the same route. In this activity we plan to generate extra $15,000-$20,000 in a month net income.

In addition, given the high demand for these containers, we can also buy them at the manufacture price and resell them at a premium or even rent them out. For this activity we need at least $30,000 for one dry van. We can give trailer for rent $900 in a month with full payback in 3 years. We are planning begin with 40-50 trailers and we need about 1,3-1,5 millions of attracted capital. Repairs and maintenance will be calculated additionally if necessary.

Base on the above we need around $5,5-6 millions for these new activities.

Our fees are count based on our expenses, spending time, shipments size and type of shipment, distance, route, gas price and other customer needs.

For the three months period ended September 30,2022, we

•	developed our business plan;
•	selected business partners;
•	Continue work with ARI Logistics LLC, Alabama company and serve for them as freight agency.
•	found the cargo brokers;
•	continue to provide dispatch service;
•	created a list of potential customers and their requirements;
•	found service company for van maintenance and repairs;
•	chose optimal routes of traffic.

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended September 30, 2022 was $65,195. It is 5 times low than as of similar period year ago. Our revenue for the 3 months 2021 was $342,858

Liquidity   At September 30, 2022, we had $4,370 in cash for our operations. For the period ended September 30,2021 we had $9,125 in cash for our operations and $16,000 in capital. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have not the fixed assets on our balance as of September 30, 2022. Our total stockholders' equity $4,369.

Results of Operations for the three months period ended September 30, 2022 and for the three months period ended September 30, 2021

As an emerging growth company, we have received $65,195 operating revenues for the three months period ended September 30,2022 and 342,858 for the three months period ended September 30,2021. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and transportation business.

For the three months period ended September 30, 2022 we generated $59,870 from CVK Express LLC., $5,325 from ARI Logistics. Our cash balance was $4,370.

For this period, we had Logistic and Dispatcher Service Expenses $58,925, General and administration expenses $9,637.  Our loss from operations was $(3,367).

For the three months period ended September 30, 2021 we generated $98,650 from CVK Express LLC., 8,900 from company MIG and $130,550 we received from companies for appliances. Our cash balance was $9,125.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended September 30, 2022.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2022, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: November 3, 2022	By:	/s/Andrei Stoukan
Andrei Stoukan Principal Executive Officer, Principal Accounting and Financial Officer and Director

