Form 10-Q
period 2022-12-31
United Express Inc.
filed 2023-01-26
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Yes ☐  No ☒

As of December 31, 2022, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.

BALANCE SHEET

DECEMBER 31, 2022 AND JUNE 30, 2022

	December 31, 2022	June 30, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$7,113	$7,737
TOTAL CURRENT ASSETS	$7,113	$7,737
TOTAL ASSETS	$7,113	$7,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at December 31, 2022 and 15,592,000 at June 30, 2022 respectively	$15,592	$15,592
Additional paid in capital	$59,219	$59,219
Net Profit (loss) accumulated during development stage	$(67,699)	$(67,075)
TOTAL STOCKHOLDERS’ EQUITY	$7,112	$7,736
Total Liabilities and Stockholders’ Equity	$7,113	$7,737

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	For the three months ended December 31, 2022	For the three months ended December 31, 2021	For the six months ended December 31, 2022	For the Six months ended December 31,2021
Revenue:
Sales	$114,342	$300,564	$179,537	$643,422
Total Revenues	$114,342	$300,564	$179,537	$643,422

COST OF SALES
Logistic, Dispatcher Service, Call Center, Freight broker	$101,500	$168,180	$160,425	$356,630
Equipment Rental		$2,500		$2,500
Used Appliances		$79,000		$248,850
TOTAL COST OF GOODS SOLD	$101,500	$249,680	$160,425	$607,980

Gross Profit (Loss)	$12,482	$50,884	$19,112	$35,442
Operating expenses:
Transportation, OTC Market fees	$7,620	$7,500	$7,620	$7,506
General and administration expenses	$2,479	$3,175	$12,116	$13,152
Total operating expenses	$10,099	$10,675	$19,736	$20,658

Income(loss) before income taxes	$2,473	$40,209	$(624)	$14,784
Income tax	$0	$0	$0	$0
Net income (loss)	$2,473	$40,209	$(624)	$14,784
Net income per basic and diluted shares	$0	$0	$0	$0
Weights average number of shares outstanding	15,592,000	15,582,000	15,592,000	15,582,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

	Common Stock
	Shares	Par Value	APIC	Accumulated Gain (Deficit)	Total Stockholders’ Equity
Balance, June 30, 2022	15,592,000	$15,582	$59,219	$(67,075)	$7,736
Net profit (loss)		-	-	$(624)	$(624)
Balance, December 31, 2022	15,592,000	$15,592	$59,219	$(67,699)	$7,112

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021

	Common Stock
	Shares	Par Value	APIC	Accumulated Gain (Deficit)	Total Stockholders’ Equity
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Net profit (loss)		-	-	$14,784	$14,784
Balance, December 31, 2021	15,582,000	$15,582	$34,229	$15,552	$65,333

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	For the six months ended December 31, 2022	For the six months ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$(624)	$14,784
Accrued Taxes	$0	$0
Accrued Expenses	$0	$0
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$(624)	$14,784

Cash flows from investing activities:
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$(624)	$14,784
CASH AND CASH EQ - BEGINNING OF PERIOD	$7,737	$34,550
CASH AND CASH EQ - ENDING OF PERIOD	$7,113	$49,334

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021

NOTE 1 — Description of Business

United Express Inc. a Nevada corporation with revenue generating operations. We were formed on June 23, 2017 and have five years of business experience. Our shares trade on the OTC Markets trading platform under the symbol UNXP.

The United Express operates as a general company of transportation, dispatch service, logistics, delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move their products, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter, the price of oil and its associated refined energy products has been within a reasonable, steady range. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them. In this field, company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

During reported period our business activities have focused on the development of our business plan, dispatch activities, researching for new customers, development of optimal traffic routes.

We have received $114,342 operating revenues for the three months period ended December 31,2022 and 300,564 for the three months period ended December 31,2021. Recorded revenues were generated from dispatch service and logistics. The Company is currently devoting substantially all of its present efforts to securing and establishing the business indicated above.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31,2022 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (’SEC”). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements – continued

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 ‘Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021

NOTE 3 — Property and Equipment

Property and equipment consist of:

December 31, 2022
Automobile	$0
Accumulated Depreciation	$0

December 31, 2021
Automobile	$32,000
Accumulated Depreciation	$(16,000)

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2022 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a small group of customers from whom we received the income and in the present time we can’t diversify in order to mitigate the risks.

NOTE 6 — Debt

In a present time, we have not any debt.

NOTE 7 —Capital Stock

On December 31, 2021 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the six months period ended December 31, 2022 we have no issued any new of common shares.

For the six months period ended December 31, 2021, we also have no issued any new of common shares.

For the 3 months period ended December 31,2022 we have no changes in our common stock.

As of December 31,2022, there were 15,592,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,591,000 common shares held by 53 non-affiliated shareholders.

As of December 31, 2022, and December 31, 2021, there were no outstanding stock options or warrants.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2021

 NOTE 8 — Income Taxes - continued

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We have not TAX liability for this period.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the six months period ended December 31, 2022.

Also, we have not a related party transaction for the six months period ended December 31, 2021

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2022, the Company had a Stockholders’ Equity of $7,112 and net loss $624 from operations. For the six months period ended December 31, 2021, the Company had a Stockholders’ Equity of $65,333 and net profit $14,784 from operations.

We still have a negative development dynamic; and, it still raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s management reviewed all material events through December 31, 2022 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2022 and December 31,2022 and the financial statements for the six months period ended December 31, 2022 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Prospectus that could cause actual results to differ from the results contemplated by this forward-looking statement. We urge you to carefully consider the information set forth in this form under the heading “Note Regarding Forward Looking Statements” and “Risk Factors”.

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company will offer its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. Also, we develop our dispatch and logistics service.

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

Business Overview

We are the smaller reporting company with revenue generating operations. We were formed on June 23, 2017 and have five years of business experience.

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

For the 3 months ended December 31, 2022 our business activities have focused on dispatch service and logistics. As of December 31,2022, we had income $111,702 from CVK Express LLC., for dispatch, $2,640 from ARI Logistics for the logistic service. Our three months revenues for the period ended December 31,2021 was $114,342.

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

Working in logistics industry we observe desire truck owner operators or drivers get paid right after Bill of lading signed and cargo unloaded, instead of waiting 30-40 days. Factoring service can be solutions in this situation. In the simplest terms, invoice factoring is how get paid fast in the trucking industry. It’s a way to get consistent cash flow for unpaid invoices.

Drivers agree get pay 4% (factoring fees) less than original enrings. Based on:

1 driver generates earnings somewhere about $40,000 in a month and 4% is $1,600. We can operate with 100 drivers at the same time during a month. So, our earnings with 100 drivers will be $4,000,000 and 4% is $160,000.

Consistent cash flow is a key in being successful in the transportation industry. It’s always good to have that safety net to know you will always get paid within 24-48 hours when you use a factoring service.

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

For the three months period ended December 31,2022, we

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

Our revenue for the 3 months ended December 31, 2022 was $114,342. It is a significant decrease than in similar period year ago. Our three months revenues for the period ended December 31,2021 was $300,564.

Liquidity

At December 31, 2022, we had $7,113 in cash for our operations. At December 31, 2021, we had $49,334 in cash for our operations and $16,000 in capital We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have not the fixed assets on our balance as of December 31, 2022. Our total stockholders’ equity $7,112.

Results of Operations for the six months period ended December 31, 2022 and for the six months period ended December 31, 2021

We have received $179,537 operating revenues for the six months period ended December 31,2022 and 643,422 for the six months period ended December 31,2021. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and logistic activities.

For the six months period ended December 31, 2022 our revenue was generated from our existing customers for the transportation and dispatch service. Our cash balance was $7,113.

For this period, we had Logistic and Dispatcher Service Expenses $160,425.

Also, for this period, we had $12,116, general and administration expense, $7,620 Expenses related OTC Market requirements. Our net loss from operations was $ 624 in compare with our net income of $14,784 in similar period year ago.

As an emerging growth company, we have received $643,422 operating revenues for the six months period ended December 31,2021. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch, transportation and used appliances business.

For the six months period ended December 31, 2021 our revenue was generated from our existing and new customers for the transportation, dispatch and used appliances service. Our cash balance was $49,334.

For this period, we had Logistic and Dispatcher Service Expenses $356,630 and used appliances expenses $248,850. Also, for this period, we had $13,152 general and administration expense, $7,506 Expenses related OTC Market requirements and transportation, $2,500 Equipment Rental Expenses. Our net income from operations was $ 14,784.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We did not sell unregistered securities during the quarter ended December 31, 2022

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended December 31,2022, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: January 26, 2023	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

