Form 10-Q
period 2023-03-31
United Express Inc.
filed 2023-04-25
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐  No ☒

As of March 31, 2023, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

Page
PART I
Financial Statements
Item 1.
Balance Sheets as of March 31, 2023 (Unaudited) and June 30, 2022 (Audited)	3
Statements of Operations for the for the three months ended March 31, 2023 and March 31, 2022 and For the nine months ended March 31, 2023 and March 31, 2022 (Unaudited)	4
Statements of Stockholders’ Equity for the nine months ended March 31, 2023 and for the nine months March 31, 2022 (Unaudited)	5
Statements of Cash Flows For the nine months ended March 31, 2023 and March 31, 2022 (Unaudited)	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits, Signatures	15

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2023 AND JUNE 30, 2022

	March 31, 2023	June 30, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$2,406	$7,737
TOTAL CURRENT ASSETS	$2,406	$7,737
TOTAL ASSETS	$2,406	$7,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	1	1
Accrued Taxes	0	0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at March 31, 2023 and 15,592,000 at June 30, 2022 respectively	15,592	15,592
Additional paid in capital	59,219	59,219
Net Profit (loss) accumulated during development stage	(72,406)	(67,075)
TOTAL STOCKHOLDERS’ EQUITY	$2,405	$7,736
Total Liabilities and Stockholders’ Equity	$2,406	$7,737

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

AND For the nine months ended MARCH 31, 2023 AND MARCH 31, 2022

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022
REVENUE
Sales	99,505	255,827	279,042	899,249
Total Revenues	$99,505	$255,827	$279,042	$899,249

COST OF SALES
Logistic, Dispatcher Service, Call Center, Freight brokerage	101,220	155,850	261,645	512,480
Equipment Rental		0		2,500
Used Appliances		154,800		403,650
TOTAL COST OF GOODS SOLD	$101,220	$310,650	$261,645	$918,630
Gross Profit (Loss)	$(1,715)	$(54,823)	$17,397	$(19,381)

Operating expenses:
Transportation, OTC Market	0	0	7,620	7,506
General and administration expense	2,992	2,380	15,108	14,537
Total operating expenses	$2,992	$2,380	$22,728	$22,043

Income (Loss) before income taxes	(4,707)	(57,203)	(5,331)	(41,424)
Income tax	—	(174)	—	(1,169)
Net income (loss)	$(4,707)	$(57,377)	$(5,331)	$(42,593)
Net income per basic and diluted shares	$0.00	$0.00	$0.00	$0.00
Weights average number of shares outstanding	$15,592,000	$15,592,000	$15,592,000	$15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2023

	Common Stock
	Shares	Par Value	APIC	Accumulated Gain (Deficit)	Total Stockholders’ Equity
Balance, June 30, 2022	15,592,000	$15,582	$59,219	$(67,075)	$7,736
Net profit (loss)		-	-	(5,331)	(5,331)
Balance, March 31, 2023	15,592,000	$15,592	$59,219	$(72,406)	$2,405

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2023

	Common Stock
	Shares	Par Value	APIC	Accumulated Gain (Deficit)	Total Stockholders’ Equity
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Purchased by non-affiliate investors	10,000	10	24,990		25,000
Net profit (loss)		-	-	(42,593)	(42,593)
Balance, March 31, 2022	15,592,000	$15,592	$59,219	$(41,855)	$32,956

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$(5,331)	$(42,593)
Accrued Taxes	0	0
Accrued Expenses	0	0
Depreciation	0	0
Net cash (used in) provided by operating activities	$(5,331)	$(42,593)
Cash flows from investing activities:
Proceeds from sale of common stock	0	25,000
Net cash used in investing activities	$0	$25,000
Cash flows from financing activities:
Proceeds from sale of common stock	0	0
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$(5,331)	$(17,593)
CASH AND CASH EQ - BEGINNING OF PERIOD	$7,737	$34,550
CASH AND CASH EQ - ENDING OF PERIOD	$2,406	$16,957

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2022

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

We have received $279,042 operating revenues for the nine months period ended March 31,2023 and 899,249 for the nine months period ended March 31, 2022. Recorded revenues were generated from dispatch and logistics service. The Company is currently devoting substantially all of its present efforts to securing and establishing the business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31, 2023 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED March 31, 2023 AND

FOR THE NINE MONTHS PERIOD ENDED March 31, 2022

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements – continued

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED March 31, 2023 AND

FOR THE NINE MONTHS PERIOD ENDED March 31, 2022

NOTE 3 — Property and Equipment

Property and equipment consist of:

Property and Equipment
March 31, 2023
Automobile	$0
Accumulated Depreciation	$0

March 31, 2022
Automobile	$32,000
Accumulated Depreciation	$(16,000)

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2023 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we can diversify in order to mitigate the risks.

NOTE 6 — Debt

In a present time, we have not any debt.

NOTE 7 —Capital Stock

As on March 31, 2023 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

For the nine months period ended March 31, 2023 we have changes in our common stock.

For the nine months period ended March 31, 2022, we have changes in our common stock. February 18, 2022, we issue 10,000 common stock to Steve Nazemnikov in consideration of $25,000 in cash.

As of March 31, 2023, there were 15,592,000 total common shares issued and outstanding. 14,001,000 held by Arithmetic LLC, and 1,591,000 common shares held by 54 non-affiliated shareholders.

As of March 31, 2023, and March 31, 2022, there were no outstanding stock options or warrants.

NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHSPERIOD ENDED March 31, 2023 AND

FOR THE NINEMONTHS PERIOD ENDED March 31, 2022

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

NOTE 9 — Related Party Transactions

We have not a related party transaction for the nine months period ended March 31, 2023.

Also, we have not a related party transaction for the nine months period ended March 31, 2022

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2023, the Company had a Stockholders’ Equity of $2,405 and net loss $5,331 from operations. For the nine months period ended March 31, 2022, the Company had a Stockholders’ Equity of $32,956 and net loss $42,593.

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

NOTE 11 — Subsequent Events

In accordance with ASC 855 the Company's management reviewed all material events through March 31, 2023 the date these financial statements were available to be issued, and there are no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2022 and March 31,2023 and the financial statements for the nine months period ended March 31, 2022 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

We are a small reporting emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company will offer its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner.

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

Business Overview

We are a small reporting Emerging growth company in transportation sector with revenue generating operations. We were formed on June 23, 2017 and have over five years of business experience.

The United Express Inc. intends to operate as a general company of transportation and delivery of merchandise, household goods, and other items for companies and individuals across the United State. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter our activities were providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them.

For the 3 months ended March 31, 2023 our business activities have focused mostly on the development of our business plan, locating producers of goods, despatchers, researching for new customers, logistics, development of optimal traffic routes.

As of March 31,2023, we generated income from CVK Express Inc. $99,505 for dispatch service.

As of March 31,2022, we generated income from CVK Express LLC. $145,157 for dispatch, $50,800 from AG Appliance Repair company who bought from us used appliances, $7,470 from ARI Logistics as for the freight agent, $42,400 from Antech Appliances for used appliances, $10,000 from Liontruking.

Our three months revenues for the period ended March 31,2023 was $99,505.

We planning continue work with businesses in transportation service , relocation, short terms storage and other’s needs.

We also plan to deliver cargo through others transportation providers if we get more delivery orders than can afford. In this case here is our position as intermediary company.

Our fees are count based on our expenses, size and type of shipment, distance, route, gas price and other customer needs.

For the nine months period ended March 31,2023, we

•	developed our business plan;
•	selected business partners;
•	found the cargo dealers;
•	chose despatcher providers;
•	created a list of potential customers and their requirements;
•	chose optimal routes of traffic;

Our revenues are concentrated in one customer and in case we lose this company our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended March 31, 2023 was $99,505. Our revenue for the 3 months ended March 31, 2022 was $255,827

Liquidity

On March 31, 2023, we had $2,406 in cash for our operations. For the period ended March 31,2022 we had $16,957 in cash for our operations and $32,957 total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We don’t have the fixed assets on our balance.

Results of Operations for the nine months period ended March 31, 2023 and for the nine months period ended March 31, 2022

As a small reporting emerging growth company, we have received $279,042 operating revenues for the nine months period ended March 31, 2023 and 899,249 for the nine months period ended March 31,2022. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the business.

For the nine months period ended March 31, 2023 our revenue was generated from our customers for the dispatch service. Our cash balance was $2,406.

For this period, we had Logistic, Dispatcher Service, Call Center, Freight brokerage Expenses $261,645. Also, for this period, we had $15,108 general and administration expense, $7,620 we paid to OTCQB market. Our net loss from operations was $ 5,331 in compare with our net loss $42,593 in similar period year ago.

As a small reporting emerging growth company, we have received $899,249 operating revenues for the nine months period ended March 31, 2022. For this period, we had Logistic and Dispatcher Service Expenses $512,480 and our expenses for used appliances were $403,650.

Also, for this period, we had $14,537 general and administration expense, $7,506 we paid to OTCQB market and parking, $2,500 for rental equipment. Our net loss from operations was $42,593.

Our cash balances were not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds. In order to implement our business plan of operations in the next twelve months we need to find additional source of business income. During start up period, our operations will be limited due to the limited amount of funds on hand.  At the present time, we are working to raise additional cash, and generate more revenue. If we unable to raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Changes in Internal Control Over Financial Reporting

We have no changes in the internal controls over financial reporting during the quarter ended March 31, 2023.

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

None.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31,2023, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: April 25, 2023	By:	/s/Andrei Stoukan
Andrei Stoukan (CEO)

