Form 10-K
period 2023-06-30
United Express Inc.
filed 2023-08-09
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Yes ☒

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the day of this form was $2,513,780 based upon the price ($1.58) multiplied by the 1,591,000 number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30, 2023, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

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

The United Express operates as a general company of transportation, dispatch service logistics, delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Slight fluctuations in oil prices have caused the freight and logistic industries costs to be almost on a straight level during last 12 months. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

Our other activities are providing dispatch services for the other companies. We working with CVK Express and doing dispatch service for them. In this field company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

During reported period our business activities have focused on the development of our business plan, dispatch,

Logistics service, researching for new customers, development of optimal traffic routes.

 Revenues

Our revenues from July 1, 2022 to June 30, 2023 was $296,422. We currently have several customers working with us. We generated revenue from dispatch and logistics services.

Marketing Program

We expect that the business will grooving. Mr. Stoukan intends to implement marketing campaigns that will effectively target small businesses, medium sized businesses, product sellers, and distribution companies within the target market.

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

Base on the above we need around $4 millions for these activities.

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

To maintain the company's performance during the next 12 months, we are required around $4,000,000 plus $20,000 to be a reporting company.

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

Below a breakdown of estimated investment for the next twelve months:

Factoring service	$4,000,000
Total:	$4,000,000

For the period from July 1, 2022 through June 30, 2023, our remaining capital was $609 in cash and for the period from July 1, 2021 through June 30, 2022 our remaining capital was $7,737 in cash and this is not enough to cover our monthly operating expenses.

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

Our Partners

We currently working with our customers based on the invoices. As a result, our revenues are concentrated in several customers and business providers, leading us to doubt in the stability of our revenues going forward.

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

For the period from July 1, 2022 to June 30, 2023 we generated revenues from our customers based on the above principle.

Governmental Regulation

We are subject to federal, state, local regulation and other regulations applicable to our transportation business.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Currently, shares of our common stock are publicly traded. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Business Model

We are an emerging growth company with five years historical performance to base an investment decision upon, and we may never become profitable.

We were formed in June 23, 2017. From July 1, 2022 to June 30, 2023, we have had revenues of $296,422. Our operating expenses $35,136, Our Cost of Sales $268,414 include Logistic, Dispatcher Service, Call center . Our net loss $(7,128). We have 5 years historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by emerging grow companies such as us. To be successful and implement our planned activities we need additional financing which we may not be able to get.

Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early-stage logistic company, and whether we will ever become profitable.

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

From July 1, 2022 to June 30, 2023 our revenue was $296,422. Because we have small revenues, our future revenues are unpredictable. After our S1 form was declared effective our expenses to be the reporting company may be around $20,000-$30,000 annually. As of June 30, 2023, we had only $609 in cash. If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

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

During reporting year, we provide dispatch service for our client CVK Express LLC and generated revenue $296,422.

As a result, our revenues are mostly coming from dispatch service . If we are unable to expend our customer base, our revenues and results of operations will be negatively impacted.

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

The risk in received payment later or not get it at all

After job is completed, we have to wait up to 30 days to receive the payment. Therefore, our everyday expenses can be hire then our cash flow and delay in payments may force us to temporarily suspend the work.

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

Risks related to the market for our common stock

Our common stock is currently quoted on OTCQB market. We have a public market for our stock. Our ticker symbol UNXP. Presently, we working with Glendale Securities market maker to set up market for our common stock that will be selling shareholders are offering. As of the day of this 10K report, our shares get value of $1,58. Even after obtain a bid price, there is no assurance that a sufficiently active market will develop to sell your shares. Accordingly, the purchaser of the common stock shares should consider that their shares may be illiquid and/or present difficulties in their sale or transferability.

Our financial and operating performance is adversely affected by the coronavirus pandemic

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an impact on our business operations.  Mandatory closures of businesses approved by the federal and state governments to control the spread of the virus is disrupted the operations of our business. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time.

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

In this year we hadn’t any vehicle on our balance.

The risk of reduce the price of our stock

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the day of this form, we had 54 non-affiliated shareholders in our record held 1,591,000 common shares with currently quotation $1.58. EMPIRE STOCK TRANSFER is our transfer agent. Located: 1859 WHITNEY MESA DR. HENDERSON, NV 89014. Telephone (702) 818-5898

Holders

For the 12 months period ended June 30, 2023 we have changes in our common stock.

As of June 30, 2023, there were 15,592,000 shares of the Company’s common stock issued and outstanding.

4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820,

9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE and 1,591,000 were held by 54 non-affiliated shareholders.

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

Recent Sales of Unregistered Securities

For the 12 months period ended June 30, 2023 we have not sold unregistered securities.

Item 6. Selected Financial Data

"Emerging growth company” is not required to provide the information required by this Item 6.

 Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2023 and the financial statements for the period from July 1,2022 to June 30, 2023 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Results of operations

For the period from July 1, 2022 to June 30, 2023 we provided mostly dispatch and logistic service and receive $296,422 in revenue from our customers.

Our expenses for this period compose $303,550 include General and administration expense $ 19,536, OTC Market $15,600, Logistic, Dispatcher service, freight brokerage $268,414, Our total assets were $609.

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

Based on compare information between two years we have decreased our revenue from $1,069,004 to $296,422 however our expenses also decreased from $1,131,648 to $303,550. Our net loss $67,813 in last year was changed to net loss $7,128 in this year. Our assets have decreased from $7,737 to $609.

Liquidity

For the period from July 1, 2022 to June 30, 2023, we had revenue $296,422.

At June 30, 2023, we had $609 in cash for our operations and it is also our total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

For the period from July 1, 2021 to June 30, 2022, we had revenue $1,069,004.

At June 30, 2022, we had $7,737 in cash for our operations and it is also our total assets. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

Plan of Operations

1.	Start negotiations with investors about work with us in factoring sector.
2.	Find the drivers, owner operators work with us to get fast payments.
3.	Provide all necessary paperwork: (Registration, insurance, etc.)
4.	Develop a network of referrals and agents working on our behalf.
5.	Develop an email list to contact wholesalers and retailers who ship merchandise across the US.
6.	Identify new customers and complete agreements with them.
7.	Continue to provide dispatch business.
8.	Hire skilled and experienced dispatchers.
9.	Develop incentive programs for our customers such as discounts for the cargo shipments.
10.	Organize uninterrupted circle logistic services: (pick up-delivery-unload-received payments)
11.	Subscribe agreement with freight brokers company to get more cargos for logistics.
14

We anticipate that the cost of the foregoing activities will be $4 millions plus $30,000 to be a reporting company.

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

As of June 30, 2023, we had cash of $609 and as of June 30,2022, we had cash of $7,736 respectively. There is no assurance our estimates of our current and future costs are accurate or that our revenues will be sufficient to fund the cost of our existing operations or 12-month plan of operations. If our revenues are not sufficient to fund operations we will require additional debt or equity funding to continue our operations. Should this occur, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding. If we are unable to obtain required capital to fund our operations, we will have to reduce 12-month plan of operations or discontinue our operations.

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

Item 8. Financial Statements

UNITED EXPRESS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

UNITED EXPRESS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accountant	F-1
Audited Financial Statements
Balance Sheets as of June 30, 2023 and June 30, 2022	F-2
Statements of Operations for the years ended of June 30, 2023 and 2022	F-3
Statements of Stockholders’ Equity for the years ended of June 30, 2023 and 2022	F-4
Statements of Cash Flows for years ended of June 30, 2023 and 2022	F-5
Notes to Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2023, and the related statements of operations, changes in stockholder’s equity and cash flows for the year ended June 30, 2023, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company on June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

PCAOB 3313

We have served as the Company’s auditor since 2020.

Short Hills, New Jersey

August 05, 2023

UNITED EXPRESS, INC.

BALANCE SHEET (AUDITED)

JUNE 30, 2023 AND JUNE 30, 2022

	June 30, 2023	June 30, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$609	$7,737
TOTAL CURRENT ASSETS	$609	$7,737
TOTAL ASSETS	$609	$7,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at June 30, 2023 and 15,592,000 at June 30, 2022 respectively	$15,592	$15,592
Additional paid in capital	$59,219	$59,219
Net Profit (loss) accumulated during development stage	$(74,203)	$(67,075)
TOTAL STOCKHOLDERS’ EQUITY	$608	$7,736
Total Liabilities and Stockholders’ Equity	$609	$7,737

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	For the year ended June 30, 2023	For the year ended June 30, 2022
REVENUES
Sales	$296,422	$1,069,004
TOTAL REVENUES	$296,422	$1,069,004

COST OF SALES
Logistic, Dispatcher Service, Call center, Cargo brokerage	$268,414	$690,270
Used Appliances	$—	$403,650
Equipment Rental	$—	$2,500
TOTAL COST OF GOODS SOLD	$268,414	$1,096,420

GROSS PROFIT (LOSS)	$28,008	$(27,416)

Operating expenses:
OTC Market	$15,600	$15,120
General and administration expense	$19,536	$20,108
TOTAL OPERATING EXPENSES	$35,136	$35,228

Net Profit (loss) accumulated during development stage	$(7,128)	$(62,644)
INCOME TAXES	$—	$(1,169)
DEPRECIATION EXPENSE	—	$(4,000)
NET INCOME (LOSS)	$(7,128)	$(67,813)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,592,000	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 23, 2017 (Inception)	—	$0	$0	$0	$0
Capital			$20,000		$20,000
Stocks for Cash	1,581,000	$1,581	$14,229		$15,810
Stocks for Invested Capital	14,001,000	$14,001	$0		$14,001
Net Loss				$(28,382)	$(28,382)
Balance, June 30, 2018	15,582,000	$15,582	$34,229	(28,382)	$21,429
Net profit				$1,376	$1,376
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net loss				$(80)	$(80)
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net Income				$27,824	$27,824
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Purchased by non-affiliate investors	10,000	$10	$24,990	$0	$25,000
Net loss				$(67,813)	$(67,813)
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net loss				$(7,128)	$(7,128)
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608

See notes to financial statements

4

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	For the year ended June 30, 2023	For the year ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(7,128)	$(67,813)
Depreciation	$—	$4,000
Sale of asset	$0	$12,000
Accrued Expenses	$0	$0
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7,128)	$(51,813)

Cash flows from investing activities:
Purchase of Automobile Repair	$0	$0
Net cash used in investing activities	$0	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$25,000
Net cash provided by financing activities	$0	$25,000
NET INCREASE (DECREASE) IN CASH	$(7,128)	$(26,813)
CASH AND CASH EQ - BEGINNING OF PERIOD	$7,737	$34,550
CASH AND CASH EQ - ENDING OF PERIOD	$609	$7,737

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

We have received $296,422 operating revenues for the 12 months period ended June 30,2023 and 1,069,004 for the 12 months period ended June 30, 2022. Revenues were generated from customers’ payments. The Company is currently devoting of its present efforts to establishing the transportation and dispatch business.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

TThe Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2023 (audited) and June 30, 2022 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements – continued

Fair Value of Financial Instruments

ASC 825, 'Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023.

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

The Company considered recognizes its revenue on the accrual basis, which considers revenue to be earned when the services have been performed. We considered gross revenue as a principal. Our revenue includes payments from the costumers for the logistic and dispatch business.

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

ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends revenue recognition guidance within ASC 606 for these types of transactions. To determine the nature of its promise to the customer, the entity should:

1.	Identify the specified goods or services to be provided to the customer, and
2.	Assess whether it controls each specified good or service before that good or service is transferred to the customer.

We are primarily responsible for fulfilling the promise to provide the specified service.

1.	We have the inventory risk before the specified service has been transferred to a customer, or after transfer of control to the customer (for example, if the customer has a right for cancel or return)..

Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted, although implementation has been delayed for smaller reporting companies for fiscal years beginning after December 15, 2023. The ASU permits the use of either a full or modified retrospective method of adoption. The Company is still evaluating the impact of the adoption of this ASU on its future financial statements and disclosures, but in the same time we don't expect to have a significant impact on the Company's results of operations, financial position or cash flow.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 3 — Property and Equipment

We don’t have Property and Equipment on our balance sheets.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed FDIC insurance limits of $250,000 per institution. Our cash were within FDIC insured limits.

NOTE 5 — Concentrations

We have a group of customers from whom we received the income and in the present time we try diversify in order to mitigate the risks.

NOTE 6 — Debt

The officer of the Company, has from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before officer of the Company.

NOTE 7 —Capital Stock

On June 30, 2023 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

As of June 30, 2023, there were 15,592,000 shares of the Company’s common stock issued and outstanding.

4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820, 9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE and 1,591,000 were held by 54 non-affiliated shareholders.

As of June 30, 2023, and June 30, 2022, there were no outstanding stock options or warrants.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

 NOTE 8 — Income Taxes - continued

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We had tax positions for this reporting periods presented. Our Net loss for the period ended June 30, 2023 $(7,128), and we don’t have a tax obligation in this period.

NOTE 9 — Related Party Transactions

For the 12 months period ended June 30, 2023, and 12 months period ended June 30, 2022 we didn’t have any Related Party Transactions.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the 12 months period ended June 30, 2023, the Company had a cash balance of of $609 and Net loss $(7,128) from operations. For the 12 months period ended June 30, 2022, the Company had a cash balance of $7,737 and net loss $62,644 from operations.

This continuing loss is a negative development dynamic and raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's management reviewed all material events through June 30, 2023 the date our fiscal year ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Report, our President and Chief Executive Officer, Andrei Stoukan, is responsible for managing us, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Also, if we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and director and his age and positions held since inception are as follows:

Name	Age	Positions Held Since June 23, 2017
Andrei Stoukan	51	Chief Executive Officer, and Director

Andrei Stoukan has been our Chief Executive Officer and Director since our inception from June 23, 2017 to present time. Company registered address: 4345 w. Post Rd, Las Vegas, NV 89118

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

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

Name	Title	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Andrei Stoukan	CEO and Director	2023/2022	0	0	0	0	0	0	0/0	0/0

Our director did not receive salary compensation for his services as director for the year ended June 30, 2023. We have a plan for compensating our director for his services when will be profitable.

Summary Compensation

As of June 30, 2023, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of June 30, 2023. The ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

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

Title of class	Ownership Holder:	Amount Beneficial Ownership	Direct Ownership	Indirect Ownership	Percent of class
Common	Unity Global FZCO	9,334,000	9,334,000	9,334,000	60%
Common	Cristophe Beverly Hills, LLC	4,667,000	4,667,000	4,667,000	30%
Total		14,001,000	14,001,000	14,001,000	90%

This table is based upon information derived from our stock records. Applicable percentages are based upon 15,592,000 shares of common stock outstanding as of the date of this report.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

We have not a related party transaction for the 12 months period ended June 30, 2023.

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

Item 14. Principal Accounting Fees and Services

We paid to our auditor Yusufali & Associates, LLC for professional services rendered for the review and audit of our financial statements $11,300.

28

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

United Express Inc.

August 9, 2023	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

August 9, 2023	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

