Form 10-K/A
period 2023-06-30
United Express Inc.
filed 2023-08-10
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K ("10-K/A") for the fiscal year ended June 30, 2023, filed by United Express Inc. ("the Company") with the Securities and Exchange Commission on August 10, 2023, amends the Original Form 10-K filed on August 9, 2023.

The sole purpose of this amendment is to correct a typographical error in the Original Form 10-K. Specifically, the wording "Unaudited" that appeared in the Balance Sheet column for the period ended June 30, 2023, has been changed to "Audited."

No other changes have been made to the Original Form 10-K. This amendment does not reflect events occurring after the original filing date or modify or update in any way disclosures made in the Original Form 10-K, except as required to reflect the aforementioned correction.

2

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
15

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

Short Hills, New Jersey

August 05, 2023

UNITED EXPRESS, INC.

BALANCE SHEET (AUDITED)

JUNE 30, 2023 AND JUNE 30, 2022

	June 30, 2023	June 30, 2022
	Audited	Audited
ASSETS
CURRENT ASSETS:
Cash	$609	$7,737
TOTAL CURRENT ASSETS	$609	$7,737
TOTAL ASSETS	$609	$7,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at June 30, 2023 and 15,592,000 at June 30, 2022 respectively	$15,592	$15,592
Additional paid in capital	$59,219	$59,219
Net Profit (loss) accumulated during development stage	$(74,203)	$(67,075)
TOTAL STOCKHOLDERS’ EQUITY	$608	$7,736
Total Liabilities and Stockholders’ Equity	$609	$7,737

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

United Express Inc.

August 10, 2023	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

August 10, 2023	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

