Form 10-Q
period 2023-09-30
United Express Inc.
filed 2023-11-03
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 W. Post Rd, Las Vegas, Nevada	89118
(Address of principal executive officers)	Zip Code

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

Yes ☐  No ☒

As of September 30, 2023, there were 15,592,000 shares of our common stock authorized for issue and outstanding.

1

UNITED EXPRESS, INC.

BALANCE SHEET

SEPTEMBER 30, 2023 AND JUNE 30, 2023

	September 30, 2023	June 30, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$2,084	$609
Cash investment	$98,000	$0
TOTAL CURRENT ASSETS	$100,084	$609
TOTAL ASSETS	$100,084	$609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1	$1
Accrued Taxes	$0	$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 15,592,000 shares issued and outstanding at September 30, 2023 and 15,592,000 at June 30, 2023 respectively	$15,592	$15,592
Additional paid in capital	$59,219	$59,219
Net Profit (loss) accumulated during development stage	$25,272	$(74,203)
TOTAL STOCKHOLDERS' EQUITY	$100,083	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,084	$609

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
REVENUES
Sales	$115,350	$65,195
TOTAL REVENUES	$115,350	$65,195

COST OF SALES
TOTAL COST OF GOODS SOLD	$0	$58,925
GROSS PROFIT (LOSS)	$115,350	$6,270

Operating expenses:
General and administration expenses	$10,875	$9,637
OTC Market fees	$5,000	$0
TOTAL OPERATING EXPENSES	$15,875	$9,637

INCOME (LOSS) BEFORE INCOME TAXES	$99,475	$(3,367)
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$99,475	$(3,367)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	15,592,000	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Net profit (loss)		—	—	$99,475	$99,475
Balance, September 30, 2023	15,592,000	$15,592	$59,219	$25,272	$100,083

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net profit (loss)		—	—	$(3,367)	$(3,367)
Balance, September 30, 2022	15,592,000	$15,592	$59,219	$(70,442)	$4,369

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$99,475	$(3,367)
Accrued Taxes	$0	$0
Accrued Expenses	$0	$0
Depreciation	$0	$0
Net cash (used in) provided by operating activities	$99,475	$(3,367)
Cash flows from investing activities:
Net cash used in investing activities	$(98,000)	$0
Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$1,475	$(3,367)
CASH AND CASH EQ - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQ - ENDING OF PERIOD	$2,084	$4,370

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017 and have six years of business experience.

The United Express operates as a general company of transportation and logistics - to delivery merchandises and other items for companies and individuals across the United State. As such, it is difficult to determine the average customer of the Company as the business will have the freedom and the ability to effectively arrange for the transportation any type of merchandise. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market areas. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. Fluctuations in oil prices has caused the freight and logistic industries costs to be to increase during last 3 months. In the event of a significant increase the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. We providing dispatch services for the other companies. In this field company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

On September 21st 2023, United Express, Inc. (OTCQB: UNXP) was pleased to announce the entering into a definitive share exchange agreement with Jebour2 Limited ("Jebour2") and its security holders in respect of its acquisition of all the issued and outstanding securities of Jebour2. This company holds a Nevada, US based live sports promotion business, Fighting Leagues LV inc. (“Fighting Leagues”)

Fighting Leagues, previously known as Final Fight Championship (FFC), is recognized as one of the world's leading and most active premier fighting sports promotion companies. This Nevada-based business specializes in organizing combat sports events and selling media rights on an international scale. A notable aspect of this acquisition is the 100% acquisition of Fighting Leagues, which brings with it a valuable license issued by the Nevada State Athletic Commission. This license is unique, as it allows the company as the only one in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows, notably in Las Vegas. It will empower the company with a lot of new opportunities to show itself as an indisputable leader in the industry.

Another important benefit of the acquisition is the TV rights for the 40 shows previously held, showing fighters such as Rico Rodriguez, a renowned American MMA fighter who has competed in some of the world's most prominent combat sports organizations, including the UFC, PRIDE, Bellator, and many others. Other fighters include Mirko Filipović and Pavel Zhuravlev. The TV rights are not limited to the United States, but have worldwide applicability. These rights are the lifetime, encompassing broadcast TV and production rights, and for worldwide applicability. The successful distribution of the shows to a worldwide network of broadcasters could mean a highly profitable business model and will fuel the future growth of the company.

Furthermore, the acquisition of Fighting Leagues also includes valuable assets related to production and stage equipment. These assets empower United Express Inc. to set up the necessary equipment for producing shows at any given time.

Together with the available knowhow in the company and operational excellence, this is a highly sought after asset by venue owners. Public company status gives more power to the negotiations and new executive management talent is being attracted. The goal with these negotiations is to secure a solid position for the company as the exclusive operator of a top-notch venue for Fighting Leagues to produce its own shows and other world class live events. Securing this position could mean a real gamechanger for Fighting Leagues to acquire and welcome new fighting shows and action-packed live events to the family, and become one of the global leaders in the industry.

United Express Inc. is actively pursuing an acquisition strategy aimed at consolidating its position in the market, particularly within the live entertainment industry. The company's goal is to become a market leader in Europe, and it recognizes the immense growth potential within the sports events market. Global Revenue in the Sports Events industry is expected to show an annual growth rate (CAGR 2023-2027) of 3.91%, resulting in a projected market volume of US$37.16 billions by 2027, with the number of users expected to amount to 311.1millions users by 2027. Looking at the United States alone, Revenue in the Sport Events market is projected to reach US$15.42 billions in 20231

One notable advantage of being part of a public company with a broader audience is the enhanced ability to negotiate with venues for permanent partnerships in hosting and producing live shows. United Express Inc. also anticipates leveraging its newfound visibility and connections, which may include high-profile individuals with public profiles, to expand its production and broadcasting services into other entertainment areas beyond fight shows, such as fashion shows and game shows. Its multidisciplinary approach to live events, fueled by the horizontal and vertical integration in the entertainment industry together with the public company status, makes it perfectly suited for high growth in the future.

More detailed information related FFC you can find go to the link: https://finalfightchampionship.com

We have received $115,350 operating revenues for the three months period ended September 30,2023 and 65,195 for the three months period ended September 30, 2022. Recorded revenues were generated from logistics service and consultations. The Company is currently devoting substantially all of its present efforts to securing and establishing the new business indicated above.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30,2023 (Unaudited) and September 30,2022 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

NOTE 3 — Property and Equipment

In this reporting period we don’t have any property or equipment.

NOTE 4 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2023 were within FDIC insured limits.

NOTE 5 — Concentrations

We have a small group of customers from whom we received the income and in the present time we can’t diversify in order to mitigate the risks.

NOTE 6 — Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 —Capital Stock

On September 30, 2023 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

As of June 30, 2023, there were 15,592,000 shares of the Company’s common stock issued and outstanding.

4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820,

9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE and 1,591,000 were held by 54 non-affiliated shareholders.

For the three months period ended September 30, 2023 we have no issued any new of common shares.

For the three months period ended September 30, 2022, we also have no issued any new of common shares.

For the 3 months period ended September 30,2023 we have no changes in our common stock.

As of September 30, 2023, and September 30, 2022, there were no outstanding stock options or warrants.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

 NOTE 8 — Income Taxes - continued

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We pay TAX liability end of the fiscal year and we don’t have a tax obligation in this period.

NOTE 9 — Related Party Transactions

We have not a related party transaction for the three months period ended September 30, 2023.

Also, we have not a related party transaction for the three months period ended September 30, 2022

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2023, the Company had a cash balance of $2,084 and net profit $25,272 from operations.

For the three months period ended September 30, 2022, the Company had a cash balance of $4,370 and net loss $3,367 from operations.

We have a positive development dynamic, but it still raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of our development efforts and our efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's management reviewed all material events through September 30, 2023 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,23 and September 30,2023 and the financial statements for the three months period ended September 30, 2023 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Prospectus that could cause actual results to differ from the results contemplated by this forward-looking statement. We urge you to carefully consider the information set forth in our 10K form under the heading Item 1A “Risk Factors”.

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. The United Express Inc. was developed to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company offers its clients the transportation ability to all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. Also, we develop our consultation service.

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

Business Overview

We are an Emerging growth company with revenue generating operations. We were formed on June 23, 2017 and have six years of business experience.

The United Express Inc. intends to operate as a general company of transportation and logistics services for companies and individuals across the United State. Management anticipates that the business will receive orders for service from companies seeking to move merchandise, as well as, people relocating to different areas of the target regional market area. A primary concern for the Company is its ability to quickly respond to customer request, give affordable price for the services, and carry the full responsibility from pick up to drop off. In this quarter, the price of oil and its associated refined energy products has been increased. Major volatile in oil prices has caused the freight and logistic price were increased during last 3 months. In the event of the significant increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business.

For the 3 months ended September 30, 2023 our business activities have focused on logistics services and consulting. As of September 30,2023, we had income $15,350 from Unity Group, $20,000 from GCT HORIZON PTE. LTD, for the consultation service and $80,000 from FINANCIAL MEDIA PTE. LTD for the consultation service.

For the 3 months ended September 30, 2022 our business activities have focused on dispatch and logistics services. As of September 30,2022, we had income $59,879 from CVK Express LLC., $5,325 from ARI Logistics, for the dispatch and logistic service.

We also cooperate with private people and companies when they ask about transportation service, up in coming move, relocation, and other’s needs.

For the three months period ended September 30,2023, we

•	developed our business plan;
•	selected business partners;
•	continue work in logistics industry
•	beginning consulting service we entering into a definitive share exchange agreement with Jebour2 Limited ("Jebour2") and its security holders in respect of its acquisition of all the issued and outstanding securities of Jebour2. This company holds a Nevada, US based live sports promotion business, Fighting Leagues LV inc. (“Fighting Leagues”)

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended September 30, 2023 was $115,350. Our revenue for the 3 months 2022 was $65,195

Liquidity

At September 30, 2023, we had $2,084 in cash for our operations. At September 30, 2022, we had $4,370 in cash for our operations.  We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

We have not the fixed assets on our balance as of September 30, 2023. Our total stockholders' equity $2,084.

Results of Operations for the three months period ended September 30, 2023 and for the three months period ended September 30, 2022

As an emerging growth company, we have received $115,350 operating revenues for the three months period ended September 30,2023. Recorded revenues were generated for consulting service. The Company is currently devoting substantially of its present efforts to customer network and establishing the new activities in promoting combat sports events and selling the related media rights.   We have received $65,195 operating revenues for the three months period ended September 30,2022. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and transportation business.

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

On September 20, 2023 we appointed as Ralph White as a director of our company.

With over two decades of experience spearheading innovation in the fintech industry, Ralph M. White brings an exceptional blend of transformative leadership, strategic acumen, and an unyielding commitment to ethical governance. Ralph studied at University of Memphis and achieved certifications from McKinsey for Business Strategy.

Ralph is a member of the Private Directors Association since 2021 and the Veblen Directors Programme since 2022. He served on the Board of Brookhaven Innovation Academy from 2019 – 2020 on the finance committee.

He is co-founder of Downtown Coffee Company, LLC, which is aimed at acquisitions of small to mid-sized businesses in the Coffee industry. The first acquisition was 45 South Coffeehouse in Oct 2022 and his team has implemented marketing and additional revenue channels resulting in a 30%+ increase in revenue in year 1.

Ralph is also employed with U.S. Bank subsidiary, Elavon Inc. He has held many roles from Sales, Sales Leadership, and Sales Enablement. He is currently Director of Training for U.S. Bank’s new POS Lending solution, Avvance.

Among Ralph’s many accomplishments are leading the digital transformation of Elavon, delivering a 20.6% increase in revenue through innovative sales methodology. He also aided Elavon’s SaaS/POS business, achieving 500% growth through establishing a peer-to-peer learning culture.

Ralph’s ability to analyze data, discern insights, and develop high-impact strategies has been integral to his success. By conducting pricing strategy workshops, he achieved a 29% increase in DIA (Net Revenue) margins at Elavon.

As an AI and automation advocate, Ralph integrates ethical intelligence into business goals. His fusion of values into technical strategy has established him as a thought leader in ethical AI governance.

In his board apprenticeship with publicly-traded, Incergo, Ralph is advocate for establishing strong ESG frameworks.

There are no understandings or arrangements between Mr. White and any other person pursuant to which he was selected as a director. There are no family relationships among any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Changes in Internal Control Over Financial Reporting

Ralph White joined as a director of our company. No other changes in the internal controls over financial reporting during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2023, we entered into a share exchange agreement with Jebour Two Limited and the shareholders of Jebour Two. Pursuant to the terms of the share exchange agreement, we agreed to acquire 100% of the issued and outstanding shares in the capital stock of Jebour Two in exchange for the issuance to the selling shareholders of 12,380,951 shares of our common stock.

Concurrently with the entry into of the share exchange agreement, we completed the acquisition of 100% of the issued and outstanding shares of Jebour Two as contemplated by the share exchange agreement by issuing 12,380,951 shares of our common stock to the three shareholders of Jebour Two, who were parties to the agreement. We issued the 12,380,951 common shares to three non “U.S. persons” in an “offshore transaction” (as those terms term are defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Jebour Two is a holding company, whose wholly owned subsidiary is in the business of organizing and promoting combat sports events and selling the related media rights internationally.

The foregoing description is a summary only and qualified by and subject to the actual terms and conditions of the Share Exchange Agreement dated September 21, 2023 was filed with SEC on October 18,2023 Exhibit 10.1.

All changes related issue new shares took place in October 2023 and not reflected current 10Q report.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended September 30,2023, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: November 3, 2023	By:	/s/Andrei Stoukan
Andrei Stoukan
CEO, CFO

[1] https://www.statista.com/outlook/dmo/eservices/event-tickets/sport-events/united-states