Form 10-Q
period 2023-12-31
United Express Inc.
filed 2024-02-12
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐  No ☒

As of December 31, 2023, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS

Page
PART I
Financial Statements
Item 1.
Balance Sheets as of December 31, 2023 (Unaudited) and June 30, 2023 (Audited)	3
Statements of Operations for the three months ended December 31, 2023 and December 31, 2022 and for the six months ended December 31, 2023 and December 31, 2022 (unaudited)	4
Statements of Stockholders’ Equity for the six months ended December 31, 2023 and for the six months December 31, 2022	5
Statements of Cash Flows For the six months ended December 31, 2023 and December 31, 2022 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
PART II Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	15
Signatures	16

UNITED EXPRESS, INC.

BALANCE SHEET

DECEMBER 31, 2023 AND JUNE 30, 2023

	December 31, 2023	June 30, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash at Bank	$27,947	$609
TOTAL CURRENT ASSETS	$27,947	$609
NON-CURRENT ASSETS:
Investment in Subsidiary – Fighting Leagues	$13,098,000	$0
TOTAL NON-CURRENT ASSETS	$13,098,000	$0
TOTAL ASSETS	$13,125,947	$609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other Payable	$1	$1
Accounts Payable		$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at December 31, 2023 and 15,592,000 at June 30, 2023 respectively	$29,372	$15,592
Additional paid in capital	$15,159,439	$59,219
Net Profit (loss) accumulated during development stage	$(2,062,865)	$(74,203)
TOTAL STOCKHOLDERS' EQUITY	$13,125,946	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,125,947	$609

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	For the three	For the three	For the six	For the Six
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December
	2023	2022	2023	31,2022
Revenue:
Sales	$48,285	$114,342	$163,635	$179,537
Total Revenues	$48,285	$114,342	$163,635	$179,537

COST OF SALES
Cost of Goods	$17,100	$101,500	$17,100	$160,425
TOTAL COST OF GOODS SOLD	$17,100	$101,500	$17,100	$160,425

Gross Profit (Loss)	$31,185	$12,842	$146,535	$19,112
Operating expenses:
Consultancy Fees	$2,114,000	$0	$2,114,000	$0
Transportation, OTC Market fees	$2,255	$7,620	$8,255	$7,620
General and administration expenses	$3,067	$2,479	$12,942	$12,116
Total operating expenses	$2,119,322	$10,099	$2,135,197	$19,736

Income (loss) before income taxes	$(2,088,137)	$2,743	$(1,988,662)	$(624)
Income tax	$0	$0	$0	$0
Net income (loss)	$(2,088,137)	$2,743	$(1,988,662)	$(624)
Net income per basic and diluted shares$	$0	$0	$0	$0
Weighted average number of shares outstanding	$21,957,498	$15,592,000	$21,957,498	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

	Common Stock			Accumulated	Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Net profit (loss)				$(1,988,622)	$(1,988,662)
Shares of Common Stock Issued to three non “U.S persons” in an offshore transaction	12,380,951	$12,380	$12,987,620	—	13,000,000
Issuance for services pursuant to Advisory and Consultancy	1,400,000	$1,400	$2,112,600	—	$2,114,000
Balance, December 31, 2023	29,372,951	$29,372	$15,159,439	$(2,062,865)	$13,125,946

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net profit (loss)	—	—	—	$(624)	$(624)
Balance, December 31, 2022	15,592,000	15,592	59,219	$(67,699)	$7,112

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	For the six	For the six
	months ended	months ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,988,662)	$(624)
Share Based Payments	$2,114,000
Net cash (used in) provided by operating activities	$125,338	$(624)
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	$(98,000)
Net cash used in investing activities	$(98,000)	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$27,338	$(624)
CASH AND CASH EQ - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQ - ENDING OF PERIOD	$27,947	$7,113

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER, 2022

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

On September 21, 2023, we entered into a share exchange agreement with Jebour Two Limited and the shareholders of Jebour Two. Pursuant to the terms of the share exchange agreement, we agreed to acquire 100% of the issued and outstanding shares in the capital stock of Jebour Two in exchange for the issuance to the selling shareholders of 12,380,951 shares of our common stock. Concurrently with the entry into of the share exchange agreement, we completed the acquisition of 100% of the issued and outstanding shares of Jebour Two as contemplated by the share exchange agreement by issuing 12,380,951 shares of our common stock to the three shareholders of Jebour Two, who were parties to the agreement. We issued the 12,380,951 common shares to three non “U.S. persons” in an “offshore transaction” (as those terms term are defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. Jebour Two is a holding company, whose wholly owned subsidiary is in the business of organising and promoting combat sports events and selling the related media rights internationally. The foregoing description is a summary only and qualified by and subject to the actual terms and conditions of the Share Exchange Agreement dated September 21, 2023.

United Express generated $1,988,662 of operating losses for the three months period ended December 31, 2023 and generated $2,743 operating profit for the three months period ended December 31, 2022. Recorded revenues were generated from logistics service and consultations. A huge portion of the recorded expenses pertains to the consulting fees which have been charged as share based payments.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31,2023 (Unaudited) and December 31,2022 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER, 2022

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER, 2022

NOTE 3 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2023 were within FDIC insured limits.

NOTE 4 — Concentrations

We have a small group of customers from whom we received the income and in the present time we can’t diversify in order to mitigate the risks.

NOTE 5 — Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 6 —Capital Stock

On December 31, 2023 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share.

As of December 31, 2023, there were 29,372,951 shares of the Company’s common stock issued and outstanding. 4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820, 9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE and 1,591,000 were held by 54 non-affiliated shareholders.

For the six months period ended December 31, 2023, a total of 12,380,951 restricted shares were issued as consideration of the acquisition of Fighting Leagues & Jebour Two. Additionally, a total of 1,400,000 common shares were issued as share-based payments for consultancy fees.

Restricted Stock Breakdown:

No. of Restricted Shares	Issuance Date	Restriction Period
2,857,143	21-Sep-23	6 months
7,093,808	21-Sep-23	1% of restricted shares every 3 months
2,320,000	15-Nov-23	12 months
110,000	19-Dec-23	12 months

For the 3 months period ended December 31,2023 we have no changes in our common stock.

As of December 31, 2023, and December 31, 2022, there were no outstanding stock options or warrants.

NOTE 7 — Income Taxes

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED DECEMBER, 2022

NOTE 8 — Related Party Transactions

There was no a related party transaction for the three months period ended December 31, 2023.

Also, there was no related party transaction for the three months period ended December 31, 2022.

NOTE 9 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2023, the Company had a cash balance of $27,947 in total and net loss of $1,988,662.

For the six months period ended December 31, 2022, the Company had a Stockholders’ Equity of $7,112 and net loss of $624 from operations.

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

NOTE 10 — Subsequent Events and climate-related events impacts to financial statement

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

The Company's management reviewed all material events through December 31, 2023 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10-K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2023 and December 31, 2023 and the financial statements for the six months period ended December 31, 2023 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

For the 3 months ended December 31, 2023 our business activities have focused on logistics services and consulting.

For the 3 months ended December 31, 2022 our business activities have focused on dispatch service and logistics. As of December 31, 2022, we had income $111,702 from CVK Express LLC., for dispatch, $2,640 from ARI Logistics for the logistic service.

We also cooperate with private people and companies when they ask about transportation service, up in coming move, relocation, and other’s needs.

For the 6 months period ended December 31, 2023, we

•	developed our business plan;
•	selected business partners;
•	continue work in logistics industry
•	beginning consulting service we entering into a definitive share exchange agreement with Jebour Two Limited ("Jebour2") and its security holders in respect of its acquisition of all the issued and outstanding securities of Jebour2. This company holds a Nevada, US based live sports promotion business, Fighting Leagues LV inc. (“Fighting Leagues”).

Because our revenues are concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended December 31, 2023 was $48,285. Our revenue for the 3 months ended December 31, 2022 was $114,342.

Liquidity

At December 31, 2023, we had $27,947 cash at bank for our operations. At December 31, 2022, we had $7,113 in cash for our operations. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

Our total stockholders' equity $13,125,94.

Results of Operations for the six months period ended December 31, 2023 and for the six months period ended December 31, 2022

As an emerging growth company, we have received $163,635 operating revenues for the six months period ended December 31, 2023. Recorded revenues were generated for consulting service. The Company is currently devoting substantially of its present efforts to customer network and establishing the new activities in promoting combat sports events and selling the related media rights. We have received $114,342 operating revenues for the six months period ended December 31, 2022. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and transportation business.

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

Changes in Internal Control Over Financial Reporting

Ralph White joined as a director of our company. No other changes in the internal controls over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

The foregoing description is a summary only and qualified by and subject to the actual terms and conditions of the Share Exchange Agreement dated September 21, 2023 was filed with SEC on October 18, 2023 Exhibit 10.1.

All changes related issue new shares took place in October 2023 and have been reflected in the current 10Q report.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended December 31, 2023, there were no purchases of equity securities by us or affiliated purchasers.

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

UNITED EXPRESS INC.

Date: February 12, 2024	By:	/s/ Andrei Stoukan
Andrei Stoukan (CEO)

