Form 10-K/A
period 2023-06-30
United Express Inc.
filed 2024-03-07
CIK 1751707

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the fiscal year ended June 30, 2023, filed previously, includes the following updates to ensure comprehensive and transparent disclosure:

The audit report has been revised to cover all financial statement periods presented within the annual report. This update ensures that the audit report accurately reflects the financial statements for the year ended June 30, 2023, including the balance sheet, statements of operations, changes in stockholders' equity, and cash flows. An explanatory paragraph has been added to the audit report regarding the company's ability to continue as a going concern. This addition provides further clarity on the company's financial status and outlook, in light of the ongoing efforts to address financial challenges and ensure the continuity of operations. These amendments have been made to enhance the clarity and completeness of the financial disclosures in the Form 10-K, reinforcing our commitment to transparent and accurate financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2023, and June 30, 2022, and the related statements of operations, changes in stockholder’s equity and cash flows for the periods ended June 30, 2023, and June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, except for the effects of the going concern considerations as described in note 10 of the financial statements, and also as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and June 30, 2022, and the results of its operations and its cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

We were unable to obtain conclusive evidence as described in note 10 to support the Company's ability to raise additional capital for working purposes and through their development efforts to raise capital. The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

March 3, 2024

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

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 23, 2017 (Inception)	—	$0	$0	$0	$0
Capital	—	—	$20,000	—	$20,000
Stocks for Cash	1,581,000	$1,581	$14,229	—	$15,810
Stocks for Invested Capital	14,001,000	$14,001	$0	—	$14,001
Net Loss	—	—	—	$(28,382)	$(28,382)
Balance, June 30, 2018	15,582,000	$15,582	$34,229	(28,382)	$21,429
Net profit	—	—	—	$1,376	$1,376
Balance, June 30, 2019	15,582,000	$15,582	$34,229	$(27,006)	$22,805
Net loss	—	—	—	$(80)	$(80)
Balance, June 30, 2020	15,582,000	$15,582	$34,229	$(27,086)	$22,725
Net Income	—	—	—	$27,824	$27,824
Balance, June 30, 2021	15,582,000	$15,582	$34,229	$738	$50,549
Purchased by non-affiliate investors	10,000	$10	$24,990	$0	$25,000
Net loss	—	—	—	$(67,813)	$(67,813)
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net loss	—	—	—	$(7,128)	$(7,128)
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608

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

For the 12 months period ended June 30, 2023, the Company had a cash balance of of $609 and Net loss $(7,128) from operations. For the 12 months period ended June 30, 2022, the Company had a cash balance of $7,737 and net loss of $62,644 from operations.

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

United Express Inc.

March 7, 2024	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

March 7, 2024	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting and Financial Officer and Director

