Form 10-Q/A
period 2023-12-31
United Express Inc.
filed 2024-03-28
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to the Form 10-Q for the quarter ended December 31, 2023, includes the following update:

We have edited Note 5 in the financial statements. This amendment is made to ensure our financial disclosures accurately reflect the accounting treatment and valuation of the recent acquisition.

Investment in Subsidiary - Fighting Leagues of $13,098,000 represents the acquisition of Jebour Two Ltd and its wholly owned subsidiary Fighting Leagues LV Inc as previously announced in Form 8-K dated September 20, 2023. The purchase price was settled by way of issuance of shares. The purchase price was determined based on the directors’ best efforts of the market value of the goodwill and assets that is contained in Jebour Two Ltd and its wholly owned subsidiary Fighting Leagues LV Inc.  Fighting Leagues, previously known as Final Fight Championship (FFC), is an active premier fighting sports promotion company. This Nevada-based business specializes in organizing combat sports events and selling media rights. This acquisition brings with it a license issued by the Nevada State Athletic Commission. This license allows the company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows, notably in Las Vegas. This represents the key material asset of the acquisition.

The Company incurred $3,155 in transaction related costs in connection with this acquisition. The costs were expensed as incurred and included in general and administrative expenses in the statement of operations.

The results for both Fighting Leagues LV Inc and Jebour Two Ltd have yet to be consolidated since the date of acquisition as the audit for both companies have yet to be finalised.

The acquisitions were accounted for as business combinations in accordance to ASC 805-10-55-3A through 805-10-55-9 as the acquisitions did not comprise solely the Nevada license, but the TV equipment and sound system, technical knowledge know-how on operating a live combat shows, which each of these components are inseparable and critical to ensure that the live shows can be carried out smoothly. The preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows:

	Fighting Leagues LV Inc ($)	Jebour Two Ltd ($)
Cash on hand	—	10
Property and equipment	983,194	—
Other liabilities	(1,066,411)	—
Net assets acquired	(83,217)	10

At the date of the filing of the 10Q, more work is required to be done to allocate the purchase price to this asset in accordance with accounting policies.  The company understands that the allocation of such assets will have to be completed within 12 months from acquisition date.  In addition, an audit is being conducted on the financial statements for both companies which will assist in determining and identifying assets and liabilities of Jebour Two Ltd and Fighting Leagues LV Inc.

TABLE OF CONTENTS

Page
PART I
Financial Statements
Item 1.
Balance Sheets as of December 31, 2023 (Unaudited) and June 30, 2023 (Audited)	4
Statements of Operations for the three months ended December 31, 2023 and December 31, 2022 and for the six months ended December 31, 2023 and December 31, 2022 (unaudited)	5
Statements of Stockholders’ Equity for the six months ended December 31, 2023 and for the six months December 31, 2022	6
Statements of Cash Flows For the six months ended December 31, 2023 and December 31, 2022 (unaudited)	7
Notes to Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	16
Signatures	17

UNITED EXPRESS, INC.

BALANCE SHEET

DECEMBER 31, 2023 AND JUNE 30, 2023

	December 31, 2023	June 30, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash at Bank	$27,947	$609
TOTAL CURRENT ASSETS	$27,947	$609
NON-CURRENT ASSETS:
Investment in Subsidiary – Fighting Leagues	$13,098,000	$0
TOTAL NON-CURRENT ASSETS	$13,098,000	$0
TOTAL ASSETS	$13,125,947	$609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other Payable	$1	$1
Accounts Payable		$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at December 31, 2023 and 15,592,000 at June 30, 2023 respectively	$29,372	$15,592
Additional paid in capital	$15,159,439	$59,219
Net Profit (loss) accumulated during development stage	$(2,062,865)	$(74,203)
TOTAL STOCKHOLDERS' EQUITY	$13,125,946	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,125,947	$609

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

NOTE 5 – Investment in Subsidiary – Fighting Leagues

Investment in Subsidiary - Fighting Leagues of $13,098,000 represents the acquisition of Jebour Two Ltd and its wholly owned subsidiary Fighting Leagues LV Inc as previously announced in Form 8-K dated September 20, 2023. The purchase price was settled by way of issuance of shares. The purchase price was determined based on the directors best efforts of the market value of the goodwill and assets that is contained in Jebour Two Ltd and its wholly owned subsidiary Fighting Leagues LV Inc.  Fighting Leagues, previously known as Final Fight Championship (FFC), is an active premier fighting sports promotion company. This Nevada-based business specializes in organizing combat sports events and selling media rights. This acquisition brings with it a licence issued by the Nevada State Athletic Commission. This license allows the company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows, notably in Las Vegas. This represents the key material asset of the acquisition.  At the date of the filing of the 10Q, more work is required to be done to allocate the purchase price to this asset in accordance with accounting policies.  The company understands that the allocation of such assets will have to be completed within 12 months from acquisition date.  In addition, an audit is being conducted on the financial statements for both companies which will assist in determining and identifying assets and liabilities of Jebour Two Ltd and Fighting Leagues LV Inc.

The Company incurred $3,155 in transaction related costs in connection with this acquisition. The costs were expensed as incurred and included in general and administrative expenses in the statement of operations.

The results for both Fighting Leagues LV Inc and Jebour Two Ltd have yet to be consolidated since the date of acquisition as the audit for both companies have yet to be finalised.

The acquisitions were accounted for as business combinations in accordance to ASC 805-10-55-3A through 805-10-55-9 as the acquisitions did not comprise solely the Nevada license, but the TV equipment and sound system, technical knowledge know-how on operating a live combat shows, which each of these components are inseparable and critical to ensure that the live shows can be carried out smoothly. The preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows:

	Fighting Leagues LV Inc ($)	Jebour Two Ltd ($)
Cash on hand	—	10
Property and equipment	983,194	—
Other liabilities	(1,066,411)	—
Net assets acquired	(83,217)	10

At the date of the filing of the 10Q, more work is required to be done to allocate the purchase price to this asset in accordance with accounting policies.  The company understands that the allocation of such assets will have to be completed within 12 months from acquisition date.  In addition, an audit is being conducted on the financial statements for both companies which will assist in determining and identifying assets and liabilities of Jebour Two Ltd and Fighting Leagues LV Inc.

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

NOTE 9 — Related Party Transactions

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

UNITED EXPRESS INC.

Date: March 28, 2024	By:	/s/ Andrei Stoukan
Andrei Stoukan (CEO)

