Form 10-Q
period 2024-03-31
United Express Inc.
filed 2024-04-25
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐  No ☒

As of March 31, 2024, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

TABLE OF CONTENTS
Page
PART I
Financial Statements
Item 1.
Balance Sheets as of March 31, 2024 (Unaudited) and June 30, 2023 (Audited)	3
Statements of Operations for the three months ended March 31, 2024 and March 31, 2023 and for the nine months ended March 31, 2024 and March 31, 2023 (unaudited)	4
Statements of Stockholders’ Equity for the nine months ended March 31, 2024 and for the nine months March 31, 2023	5
Statements of Cash Flows For the nine months ended March 31, 2024 and March 31, 2023 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	16
Signatures	17

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2024 AND JUNE 30, 2023

	March 31, 2024	June 30, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash at Bank	$37,648	$609
TOTAL CURRENT ASSETS	$37,648	$609
NON-CURRENT ASSETS:
Investment in Subsidiary – Fighting Leagues	$13,098,000	$0
TOTAL NON-CURRENT ASSETS	$13,098,000	$0
TOTAL ASSETS	$13,135,648	$609

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other Payable	$1	$1
Accounts Payable		$0
TOTAL CURRENT LIABILITIES	$1	$1

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at March 31, 2024 and 15,592,000 at June 30, 2023 respectively	$29,372	$15,592
Additional paid in capital	$15,159,439	$59,219
Net Profit (loss) accumulated during development stage	$(2,053,164)	$(74,203)
TOTAL STOCKHOLDERS' EQUITY	$13,135,647	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,135,648	$609

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	March 31,	March 31,	March 31,	March
	2024	2023	2024	31, 2023
Revenue:
Sales	46,815	99,505	210,450	$279,042
Total Revenues	46,815	99,505	210,450	$279,042

COST OF SALES
Cost of Goods	23,450	101,220	40,550	$261,645
TOTAL COST OF GOODS SOLD	23,450	101,220	40,550	$261,645

Gross Profit (Loss)	23,365	(1,715)	169,900	$17,397
Operating expenses:
Consultancy Fees	9,986	0	2,124,986	$0
Transportation, OTC Market fees	0	0	7,255	$7,620
General and administration expenses	3,678	2,992	16,620	$15,108
Total operating expenses	13,665	2,992	2,148,862	$22,728

Income (loss) before income taxes	9,701	(4,707)	(1,978,961)	$(5,331)
Income tax	0	0	0	$0
Net income (loss)	$9,701	$(4,707)	$(1,978,961)	$(5,331)
Net income per basic and diluted shares$	$0	$0	$0	$0
Weighted average number of shares outstanding	21,957,498	15,592,000	21,957,498	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2024

	Common Stock			Accumulated	Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Net profit (loss)				$(1,978,961)	$(1,978,961)
Shares of Common Stock Issued to three non “U.S persons” in an offshore transaction	12,380,951	$12,380	$12,987,620	—	13,000,000
Issuance for services pursuant to Advisory and Consultancy	1,400,000	$1,400	$2,112,600	—	$2,114,000
Balance, March 31, 2024	29,372,951	$29,372	$15,159,439	$(2,053,164)	$13,135,647

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2023

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net profit (loss)	—	—	—	$(5,331)	$(5,331)
Balance, March 31, 2023	15,592,000	15,592	59,219	$(72,406)	$2,405

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	For the nine	For the nine
	months ended	months ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,978,961)	$(5,331)
Share Based Payments	$2,114,000
Net cash (used in) provided by operating activities	$135,039	$(5,331)
Cash flows from investing activities:
Net cash used in investing activities	$(98,000)	$0

Cash flows from financing activities:
Proceeds from sale of common stock	$0	$0
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$37,039	$(5,331)
CASH AND CASH EQ - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQ - ENDING OF PERIOD	$37,648	$2,406

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

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

United Express generated $1,978,961 of operating losses for the nine months ended March 31, 2024 and generated $5,331 operating loss for nine months period ended March 31, 2023. Recorded revenues were generated from logistics service and consultations. A large portion of the recorded expenses pertains to the consulting fees which have been charged as share based payments.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31, 2024 (Unaudited) and March 31, 2023 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC"). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

NOTE 3 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2024 were within FDIC insured limits.

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

At the date of the filing of the 10-Q, more work is required to be done to allocate the purchase price to this asset in accordance with accounting policies.  The company understands that the allocation of such assets will have to be completed within 12 months from acquisition date.  In addition, an audit is being conducted on the financial statements for both companies which will assist in determining and identifying assets and liabilities of Jebour Two Ltd and Fighting Leagues LV Inc.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

NOTE 6 — Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 —Capital Stock

On March 31, 2024 the Company authorized 75,000,000 shares of common shares with a par value of $0.001 per share. As of March 31, 2024, there were 29,372,951 shares of the Company’s common stock issued and outstanding. 4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820, 9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE and 1,591,000 were held by 54 non-affiliated shareholders.

For the nine months period ended March 31, 2024, a total of 12,380,951 restricted shares were issued as consideration of the acquisition of Fighting Leagues & Jebour Two. Additionally, a total of 1,400,000 common shares were issued as share-based payments for consultancy fees.

Restricted Stock Breakdown:

No. of Restricted Shares	Issuance Date	Restriction Period
2,857,143	21-Sep-23	6 months
7,093,808	21-Sep-23	1% of restricted shares every 3 months
2,320,000	15-Nov-23	12 months
110,000	19-Dec-23	12 months

For the three months ended March 31, 2024 we have no changes in our common stock.

As of March 31, 2024, and March 31, 2023, there were no outstanding stock options or warrants.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

NOTE 9 — Related Party Transactions

There was no related party transaction for the three months period ended March 31, 2024.

Also, there was no related party transaction for the three months period ended March 31, 2023.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2024, the Company had a cash balance of $37,648 in total and net loss of $1,978,961.

For the nine months period ended March 31, 2023, the Company had a Stockholders’ Equity of $2,405 and net loss of $5,331 from operations.

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

The Company's management reviewed all material events through March 31, 2024 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10-K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2023 and the financial statements for the nine months period ended March 31, 2024 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

For the 3 months ended March 31, 2024 our business activities have focused on logistics services and consulting.

For the 3 months ended March 31, 2023 our business activities have focused on dispatch service and logistics. As of March 31, 2023, we had income $99,505 from CVK Express LLC., for dispatch service.

We also cooperate with private people and companies when they ask about transportation service, up in coming move, relocation, and other’s needs.

For the nine months period ended March 31, 2024, we

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

Due to our revenues being concentrated in a few customers and if should one or more of them decrease their orders or cease to use our services, or if we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our revenue for the 3 months ended March 31, 2024 was $46,815. Our revenue for the 3 months ended March 31, 2023 was $99,505.

Liquidity

At March 31, 2024 we had $37,648 cash at bank for our operations. At March 31, 2023, we had $2,406 in cash for our operations. We will attempt to fund from our future operations, which may be insufficient to fund such amounts. There is no assurance our estimates of these costs are accurate.

Capital resources

Our total stockholders' equity $13,135,647.

Results of Operations for the nine months period ended March 31, 2024 and for the nine months period ended March 31, 2023

As an emerging growth company, we have received $210,450 operating revenues for the nine months period ended March 31, 2024. Recorded revenues were generated for consulting service. The Company is currently devoting substantially of its present efforts to customer network and establishing the new activities in promoting combat sports events and selling the related media rights. We have received $279,042 operating revenues for the nine months period ended March 31, 2023. Recorded revenues were generated from customers’ payments. The Company is currently devoting substantially of its present efforts to customer network and establishing the dispatch and transportation business.

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

Changes in Internal Control Over Financial Reporting

Ralph White joined as a director of our company. No other changes in the internal controls over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ended March 31, 2024, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed to hereto)
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNITED EXPRESS INC.

Date: April 25, 2024	By:/s/ Andrei Stoukan
Andrei Stoukan (CEO)
17