Form 10-Q/A
period 2023-09-30
United Express Inc.
filed 2024-08-29
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 W. Post Rd,_Las Vegas,_Nevada	89118
(Address of principal executive officers)	Zip Code

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of”large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of September 30, 2023, there were 27,972,951 shares of our common stock authorized for issue and outstanding.

EXPLANATORY NOTE

This Amendment No 1. to the Quarterly Report on Form 10-Q of United Express Inc. (the “Company”) for the quarter ended September 30, 2023 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by the Company with the Commission on November 3, 2023 (the “Original Report”).

Except for the foregoing (and updates to the exhibit table where necessary in connection therewith), this Amendment does not update or modify any of the information contained in the Original Report. Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission after the date of the Original Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q/A (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Express Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED EXPRESS, INC.

BALANCE SHEET

SEPTEMBER 30, 2023 AND JUNE 30, 2023

	September 30, 2023	June 30, 2023
	Unaudited - Restated	Audited
ASSETS
CURRENT ASSETS:
Cash	$2,094	$609
TOTAL CURRENT ASSETS	$2,094	$609
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$0
Production and Stage Equipment	$1,058,209	$0
TOTAL NON-CURRENT ASSETS	$14,157,099	$0
TOTAL ASSETS	$14,159,193	$609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Accounts Payable	$1,059,110	$1
TOTAL CURRENT LIABILITIES	$1,059,110	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 27,972,951 shares issued and outstanding at September 30, 2023 and 15,592,000 shares issued and outstanding at June 30, 2023, respectively	$27,972	$15,592
Additional paid in capital	$13,046,839	$59,219
Net Profit (loss) accumulated	$25,272	$(74,203)
TOTAL STOCKHOLDERS’ EQUITY	$13,100,083	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,159,193	$609

See notes to financial statements

UNITED EXPRESS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	For the three months ended September 30, 2023 - Restated	For the three months ended September 30, 2022
REVENUES
Sales	$115,350	$65,195
TOTAL REVENUES	$115,350	$65,195

COST OF SALES
TOTAL COST OF GOODS SOLD	$0	$58,925
GROSS PROFIT (LOSS)	$115,350	$6,270

Operating expenses:
General and administration expenses	$10,875	$9,637
OTC Market fees	$5,000	$0
TOTAL OPERATING EXPENSES	$15,875	$9,637

INCOME (LOSS) BEFORE INCOME TAXES	$99,475	$(3,367)
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$99,475	$(3,367)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	16,830,095	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock			Accumulated	Total
	Shares	Par Value	APIC	Earnings / (Deficit)	Stockholders’ Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Shares issued to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	$0	$13,000,000
Net profit				$99,475	$99,475
Balance, September 30 , 2023 – Restated	27,972,951	$27,972	$13,046,839	$25,272	$13,100,083

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Total
	Shares	Par Value	APIC	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net loss				$(3,367)	$(3,367)
Balance, September 30, 2022	15,592,000	$15,592	$59,219	$(70,442)	$4,369

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	For the three months ended September 30,	For the three months ended September 30,
	2023 - Restated	2022
Cash flows from operating activities:
Net income (loss)	$99,475	$(3,367)
Net cash (used in) provided by operating activities	$99,475	$(3,367)
Cash flows from investing activities:
Net cash used in investing activities	$(98,000)	$0
Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$1,475	$(3,367)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$2,084	$4,370

Supplemental non cash disclosures:
Issuance of shares to acquire Intangibles and Equipment	12,380,951

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

NOTE 1 - Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017.

United Express operates as a general company of transportation and logistics - to deliver merchandises and other items for companies and individuals across the United States. As such, it is difficult to determine the average customer of the Company as the business has the freedom and the ability to effectively arrange for the transportation of any type of merchandise. The Company receives orders for service from companies seeking to move merchandise, as well as, people relocating to different areas. A primary concern for the Company is its ability to quickly respond to customer requests, provide affordable prices for the services, from pick up to drop off. Fluctuations in oil prices have caused the freight and logistic industries costs to increase during last 3 months. In the event of a significant increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. We also provide dispatch services. This involves the Company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and the shareholders of Jebour Two (collectively Jebour) to issue 12,380,951 shares. The shares issued were to three non “U.S. persons” in an “offshore transaction (as those terms are defined in Regulation S of the Securities Act of 1933). Relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Jebour Two was a holding company, whose wholly owned subsidiary is Fighting Leagues LV (“Fighting Leagues”).Fighting Leagues owns assets that allows the company to promote combat sports events and selling related media rights internationally. The transaction includes the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company the only license in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows.

Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues, These rights are the lifetime, encompassing broadcast TV and production rights, and for worldwide applicability.

Furthermore, the acquisition of Fighting Leagues also included Production and Stage Equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time.

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30,2023 (Unaudited) and September 30,2022 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (‘SEC”). The Company has adopted June 30 fiscal year end.

The Company determined that a restatement of the September 30, 2023, financial statements was required. See Note 3, Restatement for additional information.

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

Intangible Assets

Intangible assets include the Professional Promoter license and Producers Lifetime rights.

The Company’s Professional Promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,598,000.

Intangible assets, such as Producers Lifetime rights which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $500,000

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 ‘Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

We base our judgment on guidance ASC 606. The Company recognizes its revenue on the accrual basis, which considers revenue to be earned when the services have been performed. We considered gross revenue as a principal. Our revenue includes payments from customers for the logistic business. We utilize Estimating Gross Revenue as a Principal. We evaluate the nature of our promises under the contracts and use judgment to determine whether the contracts include services, which we would need to evaluate for a material right or a performance obligation with quantity of services to be delivered. ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends revenue recognition guidance within ASC 606 for these types of transactions. To determine the nature of its promise to the customer, the entity should:

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

The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted, although implementation has been delayed for smaller reporting companies for fiscal years beginning after December 15, 2023. The ASU permits the use of either a full or modified retrospective method of adoption. The Company is still evaluating the impact of the adoption of this ASU on its future financial statements and disclosures, but in the same time we don’t expect to have a significant impact on the Company’s results of operations, financial position or cash flow.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

Note 3 - Restatement

The Company determined that the previously filed September 30, 2023, financial statements were misstated. The financial statements failed to include all transactions that occurred within the three-month period ended September 30, 2023, and determined that the September 30, 2023, financial statements should be restated. The misstatement arose as the September 21, 2023, transaction to record the share issuance and acquisition of the Professional Promoter license, Production Lifetime rights, and Production and Stage Equipment were not reflected in the September 30, 2023, financial statements. The cumulative impact of correcting this misstatement is that the share issuance of 12,380,951 shares is reflected in the Statement of Stockholders Equity as outstanding as of September 30, 2023, increasing the total outstanding shares issued to 13,100,083, and the Balance Sheet reflects the acquisition of the non-current assets acquired in exchange for the shares. This resulted in an increase to total assets of $14,059,109 comprised of $13,098,000 and $1,058,209 related to the Professional Promoter license and Production Lifetime rights; and Production and Stage Equipment, respectively. There was no impact to net income or earnings per share for the three months period ended September 30, 2023.

NOTE 4 - Production and Stage Equipment

As of September 30, 2023, Production and Stage Equipment owned by the Company amounted to $1,058,209. The Production and State Equipment was not placed into service during the period ended September 30, 2023. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of September 30, 2023

Production Equipment	$1,021,399
Stage Equipment	$36,810

NOTE 5 - Concentration of Credit Risk

The Company maintains cash balances at Bank of America. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2023 were within FDIC insured limits.

NOTE 6 - Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 7 - Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 8 - Capital Stock

During the quarter ended September 30, 2023, the Company issued 12,380,951 shares to an unrelated entity in exchange for the acquired Intangible Assets along with the Production and Stage equipment.

NOTE 9 - Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at September 30, 2023, due the operating history and uncertain future prospects of the Company.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2022

NOTE 9 - Income Taxes - continued

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

NOTE 10 - Related Party Transactions

The Company did not enter into any related party transactions for the three-month periods ended September 30, 2023, or 2022

NOTE 11 - Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2023, the Company had a cash balance of $2,094 and net profit $25,272 from operations.

For the three months period ended September 30, 2022, the Company had a cash balance of $4,370 and net loss $3,367 from operations.

NOTE 12 - Subsequent Events and climate-related events impacts to financial statement

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

The Company’s management reviewed all material events through September 30, 2023, the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental matters. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,23 and September 30,2023 and the financial statements for the three months period ended September 30, 2023, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. United Express Inc. was incorporated in the state of Nevada on June 23, 2017. Our business is to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area.

Acquisition of Fighting Leagues

The acquisition of the assets of Fighting Leagues, specifically including the promotor’s license, past media rights and production and staging equipment, will allow the Company to assess the viability of promoting such combat sports events in the State of Nevada. Whilst the assets acquired provides the Company the infrastructure and licenses to promote and hold such fights, the Company continues to assess the profitability and time and effort required to hold such events in the State of Nevada since to hold such events requires significant planning and capital and any potential earnings from such events may not be realized for up to 6-9 months. At present we lack the capital resources to plan and hold such events.

Cash Requirements, Liquidity and Capital Resources

We had $2,084 of cash on hand as of September 30, 2022 and $4,370 on hand as of September 30, 2022. We believe our cash on hand is unlikely to be sufficient to meet our current working capital and capital expenditure requirements in the absence of substantial additional revenue from our current operations or contributions of additional debt or equity capital. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the three months period ended September 30, 2023 and for the three months period ended September 30, 2022

For the three months ended September 30, 2023, the Company recorded revenue of $115,350 from three customers which was primarily from logistics services. For the three months ended September 30, 2022, the Company recorded revenues of $65,204 from two customers related to dispatch and logistics services. The increase in our revenue was due to the addition of a third customer.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. We have no investments in market risk sensitive instruments or in any other type of securities.

Item 4. Controls and Proce

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q/A, we have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management concluded there was a material weakness in our internal control over financial reporting as of September 30, 2023. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries as well as a lack of a formal policy for the approval, identification and authorization of related party transactions.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

The Company is not currently a party to any material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

Item lA. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the Commission on April 30, 2021 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K/A filed March 7, 2024 (the “Form 10K/A”), under “Risk Factors”, which risk factors from the Form 10-K/A are incorporated by reference in this Item 1A”, and investors should review the risks provided in the Form 10-K/A prior to making an investment in the Company. Risk Factors, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and the shareholders of Jebour Two (collectively Jebour) to issue 12,380,951 shares. The shares issued were to three non “U.S. persons” in an “offshore transaction” (as those terms are defined in Regulation S of the Securities Act of 1933). Relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

We claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) non “US Persons” as defined in Regulation S and (b) subject to the required resale restrictions. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002 (filed hereto)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNITED EXPRESS INC.

Date: August 29, 2024	By:	/s/Andrei Stoukan
Andrei Stoukan
CEO,CFO

