Form 10-Q/A
period 2023-12-31
United Express Inc.
filed 2024-09-16
CIK 1751707

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

EXPLANATORY NOTE

This Amendment No 1. to the Quarterly Report on Form 10-Q of United Express Inc. (the “Company”) for the quarter ended December 31, 2023 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed by the Company with the Commission on November 3, 2023 (the “Original Report”). The material amendments are as follows:

Balance Sheet

●	Total Assets increased from $13,125,947 to the restated amount of $14,185,056 with the following amendments:

○	Reclassification of the acquisition of intangibles of $13,098,890 which was previously disclosed as an Investment in Subsidiary; and
○	Acquisition of production and stage equipment of $1,058,209 from the acquisition of Jebour Two Ltd as disclosed in Note 1 in this report.

●	Total Liabilities increased from $1 to the restated amount of $1,073,875 due to the accounts payable assumed as part of the acquisition of Jebour Two Ltd as disclosed in Note 1 in this report.
●	Accumulated Deficit increased from $2,062,865 to $2,077,630
●	Based on the above, the TOTAL ASSETS and TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY were changed from $13,125,947 to $14,185,056

Statement of Operations

●	Net loss increased from $1,988,662 to the restated net loss of $2,003,427 due to the inclusion of operational expenses from the acquisition of Jebour Two Ltd as disclosed in Note 1 in this report.

Statement of Stockholder’s Equity

●	Accumulated Deficit increased from $2,062,865 to $2,077,630

Statement of Cash Flows

●	Cash as at December 31, 2023 increased from $27,947 to the restated amount of $27,957 due to the inclusion of $10 cash held by Jebour Two Ltd. In addition, there were changes to movements in accounts payable due to the inclusion of operational expenses from the acquisition of Jebour Two Ltd.
●	We added the following Supplemental Cash Disclosures:
○	Number of shares issued to acquire Intangibles and Equipment was 12,380,951

Except for the foregoing (and updates to the exhibit table where necessary in connection therewith), this Amendment does not update or modify any of the information contained in the Original Report except as indicated. Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission after the date of the Original Report.

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
Signatures

UNITED EXPRESS, INC.

BALANCE SHEET

DECEMBER 31, 2023 AND JUNE 30, 2023

	December 31, 2023	June 30, 2023
	Unaudited - Restated	Audited
ASSETS
CURRENT ASSETS:
Cash at Bank	$27,957	$609
TOTAL CURRENT ASSETS	$27,957	$609
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$0
Production and Stage Equipment	$1,058,209	$0
TOTAL NON-CURRENT ASSETS	$14,157,099	$0
TOTAL ASSETS	$14,185,056	$609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payable	$1	$1
Accounts Payable	$1,073,874	$0
TOTAL CURRENT LIABILITIES	$1,073,875	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at December 31, 2023 and 15,592,000 at June 30, 2023 respectively	$29,372	$15,592
Additional paid in capital	$15,159,439	$59,219
Accumulated Deficit	$(2,077,630)	$(74,203)
TOTAL STOCKHOLDERS’ EQUITY	$13,111,181	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,185,056	$609

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	For the three	For the three	For the six	For the Six
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December 31,
	2023 - Restated	2022	2023 - Restated	2022
Revenue:
Sales	$48,285	$114,342	$163,635	$179,537
Total Revenues	$48,285	$114,342	$163,635	$179,537

COST OF SALES
Cost of Goods	$17,100	$101,500	$17,100	$160,425
TOTAL COST OF GOODS SOLD	$17,100	$101,500	$17,100	$160,425

Gross Profit (Loss)	$31,185	$12,842	$146,535	$19,112
Operating expenses:
Advisory and Consultancy Fees	$2,114,000	$0	$2,115,000	$0
Transportation, OTC Market fees	$2,255	$7,620	$8,255	$7,620
General and administration expenses	$17,832	$2,479	$26,707	$12,116
Total operating expenses	$2,134,087	$10,099	$2,149,962	$19,736

Income(loss) before income taxes	$(2,102,902)	$2,743	$(2,003,427)	$(624)
Income tax	$0	$0	$0	$0
Net income (loss)	$(2,102,902)	$2,743	$(2,003,427)	$(624)
Net income per basic and diluted shares	$0	$0	$0	$0
Weighted average number of shares outstanding	29,972,951	15,592,000	23,101,523	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

					Total
	Common Stock			Accumulated	Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Net loss				$(2,003,427)	$(2,003,427)
Shares to acquire Intangible and Equipment	12,380,951	$12,380	$12,987,620		$13,000,000
Issuance for services pursuant to Advisory and Consultancy Fees	1,400,000	$1,400	$2,112,600		$2,114,000
Balance, December 31, 2023	29,372,951	$29,372	$15,159,439	$(2,077,630)	$13,111,181

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

					Total
	Common Stock			Accumulated	Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net loss		-	-	$(624)	$(624)
Balance, December 31, 2022	15,592,000	$15,592	$59,219	$(67,699)	$7,112

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	For the six	For the six
	months ended	months ended
	December 31,	December 31,
	2023 - Restated	2022
Cash flows from operating activities:
Net loss	$(2,003,427)	$(624)
Increase in accounts payables	$14,765
Share Based Payments	$2,114,000	$0
Net cash (used in) provided by operating activities	$125,338	$(624)
Cash flows from investing activities:
Acquisition of intangible assets, and production and stage	$(97,990)
Net cash used in investing activities	$(97,990)	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$27,348	$(624)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$27,957	$7,113

Supplemental Cash Disclosures:
Issuance of shares to acquire Intangibles and Equipment	12,380,951

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017.

United Express operates as a general company of transportation and logistics - to deliver merchandises and other items for companies and individuals across the United States. As such, it is difficult to determine the average customer of the Company as the business has the freedom and the ability to effectively arrange for the transportation of any type of merchandise. The Company receives orders for service from companies seeking to move merchandise, as well as, people relocating to different areas. A primary concern for the Company is its ability to quickly respond to customer requests, provide affordable prices for the services, from pick up to drop off. Fluctuations in oil prices have caused the freight and logistic industries costs to increase during last six months. In the event of a significant increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. We also provide dispatch services. This involves the Company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

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

Jebour Two was a holding company, whose wholly owned subsidiary is Fighting Leagues LV (“Fighting Leagues”). Fighting Leagues owns assets that allows the company to promote combat sports events and selling related media rights internationally. The transaction includes the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company the only license in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are the lifetime, encompassing broadcast TV and production rights, and for worldwide applicability. Furthermore, the acquisition of Fighting Leagues also included Production and Stage Equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2023 (Unaudited) and December 31, 2022 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC”). The Company has adopted June 30 fiscal year end. The Company determined that a restatement of the December 31, 2023, financial statements was required. See Note 3, Restatement for additional information.

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

Intangible Assets

Intangible assets include the Professional Promoter license and Producers Lifetime rights. The Company’s Professional Promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,598,000. Intangible assets, such as Producers Lifetime rights which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $500,000. The Producers Lifetime rights were not placed into service during the quarter ended December 31, 2023.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022

NOTE 3 - Restatement

The Company determined that the previously filed December 31, 2023, financial statements were misstated. The financial statements failed to include all transactions that occurred within the period ended December 31, 2023, and determined that the December 31, 2023, financial statements should be restated. The misstatement arose as the September 21, 2023, transaction to record the share issuance and acquisition of the Professional Promoter license, Production Lifetime rights, and Production and Stage Equipment were not reflected in the September 30, 2023, financial statements. In addition, the Advisory and Consultancy Agreement was not properly disclosed in the footnotes as of December 31, 2023. The cumulative impact of correcting this misstatement is that acquisition of the Professional Promoter License Intangible for $13,098,890 and Production and Stage Equipment $1,058,209 are recorded in Non-Current Assets.

NOTE 4 – Production and Stage Equipment

As of December 31, 2023, Production and Stage Equipment owned by the Company amounted to $1,058,209. The Production and State Equipment was not placed into service during the period ended December 31, 2023. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of
December 31, 2023
Production Equipment	$1,021,399
Stage Equipment	$36,810

NOTE 5 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2023 were within FDIC insured limits.

NOTE 6 — Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 7 — Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 8 —Capital Stock

During the quarter ended December 31, 2023, the Company issued 1,400,000 shares to an unrelated entity in exchange for consultancy services.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2023 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2022

NOTE 9 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at December 31, 2023, due the operating history and uncertain future prospects of the Company.

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

NOTE 10 — Related Party Transactions

There was no related party transaction for the three months period ended December 31, 2023.

NOTE 11 — Advisory and Consultancy Fees

On October 1, 2023, the Company entered into an Advisory and Consultancy agreement (“Agreement”) with Laing Advisory. In exchange for providing the advisory and consulting services for 3 months, the Company issued 1,400,000 unrestricted shares to Laing Advisory. The services to be provided include but are not limited to; a) advice for acquisitions, b) general corporate advice and guidance on compliance matters (corporate governance, policies and procedures, board mix and composition, and stock exchange listing requirements), and other assistance as may be requested by the Company.

NOTE 12 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2023, the Company had a cash balance of $27,957 in total and net loss of $2,003,427.

For the six months period ended December 31, 2022, the Company had a Stockholders’ Equity of $7,112 and net loss $624 from operations.

NOTE 13 — Subsequent Events and climate-related events impacts to financial statement

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

The Company’s management reviewed all material events through December 31, 2023 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10-K report.

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

Cash Requirements, Liquidity and Capital Resources

We had $27,957 of cash on hand as of December 31, 2023 and $609 on hand as of December 31, 2022. We believe our cash on hand is unlikely to be sufficient to meet our current working capital and capital expenditure requirements in the absence of substantial additional revenue from our current operations or contributions of additional debt or equity capital. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the three months period ended December 31, 2023 and for the three months period ended December 31, 2022

For the three months ended December 31, 2023, the Company recorded revenue of $48,285 for logistics services. For the three months ended December 31, 2022, the Company recorded revenues of $114,342 for logistics services. The decrease in our revenue from the year earlier period was due to in ability to attract new customers.

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

Disclosure controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q/A, we have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2023. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries as well as a lack of a formal policy for the approval, identification and authorization of related party transactions.

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

The Company is not currently a party to any material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

We are not required to include risk factors in this 10Q report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and the shareholders of Jebour Two (collectively Jebour) to issue 12,380,951 shares. The shares issued were to three non “U.S. persons” in an “offshore transaction” (as those terms are defined in Regulation S of the Securities Act of 1933) in reliance upon Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On October 1, 2023, the Company entered into an Advisory and Consultancy agreement (“Agreement”) with Laing Advisory. In exchange for providing the advisory and consulting services for 3 months, the Company issued 1,400,000 unrestricted shares to Laing Advisory. The services to be provided include but are not limited to; a) advice for acquisitions, b) general corporate advice and guidance on compliance matters (corporate governance, policies and procedures, board mix and composition, and stock exchange listing requirements), and other assistance as may be requested by the Company. This was disclosed in the filing of Form S-8 on November 24, 2023.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act (filed hereto)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNITED EXPRESS INC.
Date: September 16, 2024	By:	/s/ Andrei Stoukan
Andrei Stoukan (CEO)

