Form 10-Q/A
period 2024-03-31
United Express Inc.
filed 2024-09-16
CIK 1751707

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

EXPLANATORY NOTE

This Amendment No 1. to the Quarterly Report on Form 10-Q of United Express Inc. (the “Company”) for the quarter ended March 31, 2024, (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed by the Company with the Commission on April 25, 2024 (the “Original Report”). The material amendments are as follows:

Balance Sheet

●	Total Assets increased from $13,135,648 to the restated amount of $14,194,757 with the following amendments:

○	Reclassification of the acquisition of intangibles of $13,098,890 which was previously disclosed as an Investment in Subsidiary; and
○	Acquisition of production and stage equipment of $1,058,209 from the acquisition of Jebour Two Ltd as disclosed in Note 1 in this report.

●	Total Liabilities increased from $1 to the restated amount of $1,084,963 due to the accounts payable assumed as part of the acquisition of Jebour Two Ltd as disclosed in Note 1 in this report.
●	Accumulated Deficit increased from $2,053,164 to $2,079,017
●	Based on the above, the TOTAL ASSETS and TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY were changed from $13,135,648 to $14,194,577

Statement of Operations

●	Net loss of $1,978,961 to the restated net loss of $2,004,814 due to the inclusion of operational expenses from the acquisition of Jebour Two Ltd as disclosed in Note 1 in this report.

Statement of Stockholder’s Equity

●	Accumulated Deficit increased from $2,053,164 to $2,079,017

Statement of Cashflows

●	Cash as at March 31, 2024 increased from $37,648 to the restated amount of $37,658 due to the inclusion of $10 cash held by Jebour Two Ltd. In addition, there were changes to movements in accounts payable due to the inclusion of operational expenses from the acquisition of Jebour Two Ltd.
●	We added the following Supplemental Cash Disclosures:

○	Number of shares issued to acquire Intangibles and Equipment was 12,380,951

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

TABLE OF CONTENTS

Page
PART I
Financial Statements
Item 1.
Balance Sheets as of March 31, 2024(Unaudited) and June 30, 2023 (Audited)	4
Statements of Operations for the three months ended March 31, 2024 and March 31, 2023 and for the nine months ended March 31, 2024 and March 31, 2023 (unaudited)	5
Statements of Stockholders’ Equity for the nine months ended March 31, 2024 and for the nine months March 31, 2023	6
Statements of Cash Flows For the nine months ended March 31, 2024 and March 31, 2023 (unaudited)	7
Notes to Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14
Signatures	15

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2024 AND JUNE 30, 2023

	March 31, 2024	June 30, 2023
	Unaudited - Restated	Audited
ASSETS
CURRENT ASSETS:
Cash at Bank	$37,658	$609
TOTAL CURRENT ASSETS	$37,658	$609
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$0
Production and Stage Equipment	$1,058,209
TOTAL NON-CURRENT ASSETS	$14,157,099	$0
TOTAL ASSETS	$14,194,757	$609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payable	$1	$1
Accounts Payable	$1,084,962	$0
TOTAL CURRENT LIABILITIES	$1,084,963	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at March 31, 2024 and 15,592,000 at June 30, 2023, respectively	$29,372	$15,592
Additional paid in capital	$15,159,439	$59,219
Net Loss accumulated during development stage	$(2,079,017)	$(74,203)
TOTAL STOCKHOLDERS’ EQUITY	$13,109,794	$608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,194,757	$609

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue:
Sales	$46,815	$99,505	$210,450	$279,042
Total Revenues	$46,815	$99,505	$210,450	$279,042

COST OF SALES
Cost of Goods	$23,450	$101,220	$40,550	$261,645
TOTAL COST OF GOODS SOLD	$23,450	$101,220	$40,550	$261,645

Gross Profit (Loss)	$23,365	$(1,715)	$169,900	$17,397
Operating expenses:
Advisory and Consultancy Fees	$9,986	$0	$2,124,986	$0
Transportation, OTC Market fees	$0	$0	$8,255	$7,620
General and administration expenses	$14,766	$2,992	$41,473	$15,108
Total operating expenses	$24,752	$2,992	$2,174,714	$22,728

Loss before income taxes	$(1,387)	$(4,707)	$(2,004,814)	$(5,331)
Income tax	$0	$0	$0	$0
Net loss	$(1,387)	$(4,707)	$(2,004,814)	$(5,331)
Net income per basic and diluted shares	$0	$0	$0	$0
Weighted average number of shares outstanding	29,372,951	15,592,000	25,191,999	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2024

	Common Stock			Accumulated	Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Net loss				$(2,004,814)	$(2,004,814)
Shares issued to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	—	13,000,000
Issuance for services pursuant to Advisory and Consultancy Fees	1,400,000	$1,400	$2,112,600	—	$2,114,000
Balance, March 31, 2024	29,372,951	$29,372	$15,159,439	$(2,079,017)	$13,109,794

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2023

					Total
	Common Stock			Accumulated	Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net loss	—	—	—	$(5,331)	$(5,331)
Balance, March 31, 2023	15,592,000	15,592	59,219	$(72,406)	$2,405

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	For the nine
	months ended March 31, 2024	For the nine months ended
	- Restated	March 31, 2023

Cash flows from operating activities:
Net loss	$(2,004,814)	$(5,331)
Increase in accounts payables	$25,853	$0
Share Based Payments	$2,114,000	$0
Net cash (used in) provided by operating activities	$135,039	$(5,331)
Cash flows from investing activities:

Acquisition of intangible assets, and production and stage equipment	$(97,990)	$0
Net cash used in investing activities	$(97,990)	$0

Cash flows from financing activities:

Net cash provided by financing activities	$0	$0

NET INCREASE (DECREASE) IN CASH	$37,049	$(5,331)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$37,658	$2,406

Supplemental Cash Disclosures
Issuance of shares to acquire Intangibles and Equipment	12,380,951

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017.

United Express operates as a general company of transportation and logistics - to deliver merchandises and other items for companies and individuals across the United States. As such, it is difficult to determine the average customer of the Company as the business has the freedom and the ability to effectively arrange for the transportation of any type of merchandise. The Company receives orders for service from companies seeking to move merchandise, as well as people relocating to different areas. A primary concern for the Company is its ability to quickly respond to customer requests, provide affordable prices for the services, from pick up to drop off. Fluctuations in oil prices have caused the freight and logistic industries costs to increase during last six months. In the event of a significant increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. We also provide dispatch services. This involves the Company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price.

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

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31,2024 (Unaudited) and March 31,2023 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC”). The Company has adopted June 30 fiscal year end.

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

Intangible Assets

Intangible assets include the Professional Promoter license and Producers Lifetime rights. The Company’s Professional Promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,598,000. Intangible assets, such as Producers Lifetime rights which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $500,000. The Producers Lifetime rights were not placed into service during the quarter ended March 31, 2024.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

NOTE 3 - Restatement

The Company determined that the previously filed March 31, 2024, financial statements were misstated. The financial statements failed to include all transactions that occurred within the nine months period ended March 31, 2024, and determined that the March 31, 2024, financial statements should be restated. The misstatement arose as the September 21, 2023, transaction to record the share issuance and acquisition of the Professional Promoter license, Production Lifetime rights, and Production and Stage Equipment were not reflected in the September 30, 2023, financial statements. The cumulative impact of correcting this misstatement is that the share issuance of 12,380,951 shares is reflected in the Statement of Stockholders Equity as outstanding as of March 31, 2024, increasing the total outstanding shares issued to 13,109,794, and the Balance Sheet reflects the acquisition of the non-current assets acquired in exchange for the shares. This resulted in an increase to total assets of $14,059,109 comprised of $13,098,000 and $1,058,209 related to the Professional Promoter license and Production Lifetime rights; and Production and Stage Equipment, respectively.

NOTE 4 – Production and Stage Equipment

As of March 31, 2024, Production and Stage Equipment owned by the Company amounted to $1,058,209. The Production and State Equipment was not placed into service during the period ended March 31, 2024. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of March 31, 2024
Production Equipment	$1,021,399
Stage Equipment	$36,810

NOTE 5 — Concentration of Credit Risk

The Company maintains cash balances at a Bank of America financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2024 were within FDIC insured limits.

NOTE 6 — Concentrations

We have a small group of customers from whom we received the income and in the present time we can’t diversify in order to mitigate the risks.

NOTE 7 — Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 8 —Capital Stock

No shares were issued for the three months period ended March 31, 2024.

NOTE 9 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at March 31, 2024, due the operating history and uncertain future prospects of the Company.

ASC Subtopic 740.10. 30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740.10 provides guidance on recognition and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. We pay TAX liability end of the fiscal year and we don’t have a tax obligation in this period

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2024 AND

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2023

NOTE 10 — Related Party Transactions

There were no a related party transactions for the nine months period ended March 31, 2024.

NOTE 11 — Advisory and Consultancy Fees

On October 1, 2023, The Company entered into an Advisory and Consultancy agreement (“Agreement”) with Laing Advisory. In exchange for providing the advisory and consulting services for three months, the Company issued 1,400,000 unrestricted shares to Laing Advisory. The services to be provided include but are not limited to; a) advice for acquisitions, b) general corporate advice and guidance on compliance matters (corporate governance, policies and procedures, board mix and composition, and stock exchange listing requirements), and other assistance as may be requested by the Company.

NOTE 12 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2024, the Company had a cash balance of $37,658 in total and net loss of $2,004,814.

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

The Company’s management reviewed all material events through March 31, 2024 the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10-K report.

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

Cash Requirements, Liquidity and Capital Resources

We had $37,658 of cash on hand as of March 31, 2024, and $609 on hand as of March 31, 2023. We believe our cash on hand is unlikely to be sufficient to meet our current working capital and capital expenditure requirements in the absence of substantial additional revenue from our current operations or contributions of additional debt or equity capital. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the three months period ended March 31, 2024 and for the three months period ended March 31, 2023

For the three months ended March 31, 2024, the Company recorded revenue of $46,815 for logistics services. For the three months ended March 31, 2023, the Company recorded revenues of $99,505 for logistics services. Net loss for the three months ended March 31, 2024 and 2023 were $1,387 and $4,707, respectively. The decrease in our revenue from the year earlier period was due to inability to attract new customers.

Results of Operations for the nine months period ended March 31, 2024 and for the nine months period ended March 31, 2023

For the nine months ended March 31, 2024, the Company recorded a net loss of $2,004,814 compared to a net loss of $5,331 for the same period in 2023. The increase in net loss is primarily attributable to the increase in Advisory and Consultancy fees of $2,124,986 in the nine months ended March 31, 2024.

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

Disclosure controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q/A, we have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management concluded there was a material weakness in our internal control over financial reporting as of March 31, 2024. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and the shareholders of Jebour Two (collectively Jebour) to issue 12,380,951 shares. The shares issued were to three non “U.S. persons” in an “offshore transaction” (as those terms are defined in Regulation S of the Securities Act of 1933) in reliance upon on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

