Form 10-K
period 2024-06-30
United Express Inc.
filed 2024-09-30
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the day of this form was $12,168,870 based upon the price ($1.47) multiplied by the 8,278,143 number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30,2024, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

PART I

Forward-Looking Statements

Information included in this Quarterly Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Express Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Item 1. Business

United Express Inc. (the “Company”) currently operates as transportation and logistics company with the ability to deliver merchandise and other items throughout the United States. The Company has had limited operations since its founding. The Company has the ability to service the different transportation and logistics needs to many customers, as such, it is difficult to determine the average customer of the Company as the business has the freedom and the ability to effectively arrange for the transportation of any type of shipment. The Company receives orders from customers seeking to move merchandise, as well as people relocating to different areas. A primary concern for the Company is its ability to quickly respond to customer requests, provide affordable prices for the services, from pick up to drop off. In the event of a significant increase in the price of fuel, we will also reasonably increase prices (at a standardized rate of markup) to ensure the profitability of the business. We also provide dispatch services. This involves the Company doing search for transportation providers and connect them to cargo owners based upon delivery requirements, transportation routes, type of shipment, equipment requirements, cargo size, delivery time and price. The Company has begun to explore strategic opportunities to promote, produce, and sponsor, live mixed martial arts fights. There can no assurances that the Company will further pursue these opportunities or that these strategic opportunities will be successful. There is also the risk that as the Company evaluates these strategic opportunities that time and attention will be diverted from the transportation and logistics operations.

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and its shareholders to issue 12,380,951 shares in exchange for certain assets of Jebour Two Limited held by its subsidiary Fighting Leagues LV (“Fighting Leagues”). The shares issued were to three non “U.S. persons” in an “offshore transaction (as those terms are defined in Regulation S of the Securities Act of 1933). Relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Fighting Leagues owned assets that will allow the Company, should it determine to do so, to promote combat sports events and selling related media rights internationally. The assets acquired include the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are the lifetime, encompassing broadcast TV and production rights, and for worldwide applicability. Furthermore, the acquisition of the assets of Fighting Leagues also included production and stage equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time. As of the date of this Report, we have not commenced any business operations that utilize the Fighting Leagues assets.

Revenues

During the years ended June 30, 2024, and 2023, the Company had revenue of $240,717 and $296,422, respectively. Revenue to date has been dependent upon the success of our transportation and logistics business. Revenue has primarily been from less than five customers and as such we are dependent upon those customers. As a result of this concentration in revenues there is doubt about the stability of our ability to generate revenues into the future.

We offer a dispatch service and logistics services to our customers including parcel shipping services for single or multiple pallets of freight to the destination requested by the customers.

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

Marketing Program

Currently, the revenue generating activities of the Company are related to transportation and logistics. The Company will continue to review its marketing program and business strategy to drive revenue and profits.

Industry Background and Competition

The transportation and logistics industry is fragmented with large national and regional carriers as well as smaller independent owner operators. Typically, the transportation and logistics industry is segmented into three segments:

●	Private Fleet – shippers who own and operate their own fleet to move their own goods.
●	Truckload – transport large shipments from origination to destination of a complete load.
●	Less-Than-Load – carry numerous shipments from multiple shippers to create a full load.

The Company has limited resources and many of our competitors have more substantial resources than us. Our limited resources may limit our ability to successfully compete.

Business Strategy

We provide management service for long and short distance logistics for clients in the Company’s target market areas. The Company offers our clients the transportation ability for all of their hauling needs through one business which will provide them with the ability to manage their shipments in a cost and time effective manner. The prices are determined on a shipment basis to accommodate our customers’ needs based on our transportation capabilities, size and type of shipment, distance, route gas price, delivery time.

Our second business activity is a dispatch service to improve the efficiency of the clients’ supply chain management and delivery operations. These services are now heavily in demand among product distributors and retailers.

Our business strategy steps below:

●	Search for cargo owners and private sellers who need transportation service;
●	Communicate with owner operators, truck drivers and cargo vans owners to use their vehicles and services in the short term;
●	Increase the number of wholly-owned cargo vans;
●	We plan to work with auto dealers to purchase our own fleet of vehicles;
●	Create a maintenance a repair shop for vehicle repairs;
●	Search for cargo sellers;
●	Search for drivers;
●	Purchase the initial cargo vans inventories for our business;
●	Create dispatch service department

Additionally, the Company has begun to explore strategic opportunities to promote, produce, and sponsor, live mixed martial arts fights. The Company owns a Nevada Promoters License which allows the Company the ability to produce live mixed martial arts events in Nevada. Mixed martial arts is one of the fastest growing sports in the United States. Live events can generate revenue through sponsorships, ticket sales, broadcast rights, and other ancillary activities. Though the Company is exploring this strategic opportunity, there can no assurances that the Company will further pursue these opportunities or that these strategic opportunities will be successful. There is also the risk that as the Company evaluates these strategic opportunities that time and attention will be diverted from the transportation and logistics operations.

Employees

The company has no employees. All services to our customers are provided by third party consultants or contractors.

Research and Development

The Company did not perform any research and development during fiscal years 2024 and 2023.

Fees

In dispatch and logistics, we charge depending on working time and distance. In the selling process, we based on reasonable margin between wholesale price and retail price. For the period from July 1, 2023, to June 30, 2024, we generated revenues from our customers based on the above principle.

Governmental Regulation

We are subject to federal, state, local regulations and other regulations applicable to our transportation business.

Available Information

Currently our common stock is listed on OTC marketplace. We file annual reports, quarterly reports, and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

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

Risks Related to Our Financial Condition and Business Model

We are an emerging growth company with limited historical performance to base an investment decision upon, and we may never become profitable.

We were formed on June 23, 2017. From July 1, 2023, to June 30, 2024, we have had revenues of $240,717. Cost of goods sold totaled $59,550 for a gross profit of $181,167 for the year ended June 30, 2024. Our operating expenses were $2,662,325 resulting in a net loss of $2,481,158 for the year ended June 30, 2024. To be successful and implement our planned activities we will likely need additional financing which we may not be able to obtain or obtain on terms that are acceptable to us.

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

As the small logistics company, we will evaluate whether or not we should buy and operate our own vans where the transportation expenses highly dependent on fuel prices, driver’s salary, maintenance, dispatch cost, insurance cost and others, therefore we can’t exactly predict the final expenses when we receive the order. There is a risk that our final expenses will be higher than other logistic companies and our customers can discontinue working with us. As a result, we have to be flexible and keep reasonable prices for our customers. Accordingly, because our revenue source is limited to those fees, we may be unsuccessful in generating sufficient revenue to compete in our business or to become profitable.

Risk relating the possibility of not achieving expected revenue

If we are unable to generate sufficient revenues for our operations, we will need financing, which we may be unable to obtain or the terms with which the financing is available are not acceptable to us; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

For the year ended June 30, 2024, our revenue totaled $240,717. Because we have small revenues, our future revenues are unpredictable. Operating as a public reporting company may incur costs between $40,000 - $70,000 annually. As of June 30, 2024, we only had $15,602 in cash. If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

Our revenues from operations are likely to be insufficient to meet our projected expenses in the short term; therefore, we will need to raise additional funds, which may not be available to us on favorable terms, if at all, thereby potentially disrupting the growth of our business and our ability to generate revenues.

We expect that our revenues from operations will be insufficient to meet our projected expenses, unless we are able to increase our revenues through other sources, such as entering into a strategic alliance with a significant television broadcaster or sports or entertainment enterprise or exploiting our digital rights. Unless we can successfully increase our revenues through these other sources (in excess of the costs we incur to generate these revenues), we will likely be required to raise additional capital through equity or debt financing in the future. Such capital may not be available, or, if it is available, may not be available on terms that are acceptable to us. A future financing may be substantially dilutive to our existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will likely have a cash shortage which would disrupt our operations, have a material adverse effect on our financial condition or business prospects and could result in insolvency.

Risk relating when revenue comes from the several groups of customers

During the year ended June 30, 2024, we provided dispatch services to a limited number of customers. If we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our business is difficult to evaluate because it represents a new business model for live fighting events. The Mixed Martial Arts market may not develop as we anticipate, and we may not successfully execute our business strategy.

Our MMA business model focuses on individuals fighting in live events that will generate ticket revenue and related merchandise revenue along with broadcast rights. We have a limited operating history upon which you can evaluate our business. Although we successfully operated a similarly focused company in Europe, there can be no assurances or guarantees that this form of entertainment will be successful in the United States. The MMA industry is also rapidly growing and evolving and may not develop in a way that is advantageous for our business model. You must consider the challenges, risks and difficulties frequently encountered by early-stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to our ability to:

●	increase our brand name recognition;

●	expand our popularity and fan base;

●	successfully produce live events;

●	manage existing relationships with broadcast television outlets and create new relationships domestically and internationally;

●	manage licensing and branding activities; and

●	create new outlets for our content and new marketing opportunities.

Our business strategy may not successfully address these and the other challenges, risks and uncertainties that we face, which could adversely affect our overall success and delay or prevent us from achieving profitability.

Our limited operating history makes forecasting our revenues and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls.

As a result of our limited operating history, it is difficult to accurately forecast our future revenues. Current and future expense levels are based on our operating plans and estimates of future revenues. Revenues and operating results are difficult to forecast because they generally depend on our ability to promote events and the growth in popularity of our events. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses.

Our failure to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment.

The creation, marketing and distribution of our live and televised entertainment are at the core of our future business and are critical to our ability to generate revenues across our media platforms and product outlets. Our failure to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would likely harm our operating results.

Our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events.

We plan to hold numerous live events each year. This schedule exposes our athletes and coaches who are involved in the production of those events to the risk of travel and event-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of our events exposes athletes and coaches to the risk of serious injury or death. Although we provide the necessary and required health, disability and life insurance for our athletes and coaches on an event-by-event basis, this coverage may not be sufficient to cover all injuries they may sustain. Liability extending to us resulting from any death or serious injury sustained by one of our athletes or coaches during an event, to the extent not covered by our insurance, could adversely affect our operating results.

We face a variety of risks as we develop and refine our businesses.

We are a new company and are developing and refining our businesses. Risks related to this may include:

●	potential diversion of management’s attention and other resources, including available cash;

●	unanticipated liabilities or contingencies;

●	increased losses due to increased or unanticipated costs;

●	failure to retain and recruit MMA athletes;

●	failure to maintain or obtain new television distribution agreements;

●	inability to protect intellectual property rights;

●	competition from other companies with experience in such businesses; and

●	possible additional regulatory requirements and compliance costs.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For live and television audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. Many of the companies with which we compete have greater financial resources than are currently available to us. Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

A decline in the popularity of mixed martial arts, including changes in the social and political climate, could adversely affect our business.

Our operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. We believe that mixed martial arts is growing in popularity in the United States and around the world, but a change in our fans’ tastes or a material change in the perceptions of our advertisers, distributors and licensees, whether due to the social or political climate or otherwise, could adversely affect our operating results.

Changes in the regulatory atmosphere and related private-sector initiatives could adversely affect our business.

Although the production and distribution of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We plan to voluntarily designate the suitability of each of our television programs for audiences using standard industry practices. Changes in governmental policy and private sector perceptions could further restrict our program content and adversely affect our viewership levels and operating results, as well as the willingness of broadcasters to distribute our programming.

Because we depend upon our intellectual property rights, our inability to protect those rights or prevent their infringement by others could adversely affect our business.

Intellectual property is material to all aspects of our operations, and we may expend substantial cost and effort in an attempt to maintain and protect our intellectual property. We have a portfolio of registered trademarks and service marks and maintain a catalog of copyrighted works, including copyrights to television programming and photographs. Our inability to protect our portfolio of trademarks, service marks, copyrighted material, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

We hold a State of Neveda Promoters License and are subject to the applicable requirements of the State of Nevada and other applicable regulatory agencies which require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for athletes and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations, we may be prohibited from promoting and conducting live events. The inability to present live events over an extended period of time could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

A decline in general economic conditions could adversely affect our business.

Our operations are affected by general economic conditions, which generally may affect consumers’ disposable income, the level of advertising spending and sponsorships. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

Risk if we may not be able to generate sufficient revenues to run our business and maintain our reporting obligations with the SEC

Expenses required to operate a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, audit, transfer agent, EDGAR, market maker or other professionals that could be more expensive than expected. We may also be required to hire additional staff to comply with SEC reporting requirements. We anticipate that these costs will range between $40,000 - $70,000 per year. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCQB, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosures available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

We currently have weaknesses in internal control over financial reporting. If we fail to rectify these weaknesses and then maintain effective controls, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Our management and our auditors have identified a material weakness in our disclosure controls and procedures and in our internal control over financial reporting due to insufficient resources in the accounting and finance department. Due to these weaknesses, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected.

Should we or our auditors identify any other material weaknesses and/or significant deficiencies, those will need to be addressed as well. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our common stock and may lead to claims against us.

Risk of dilution

We may issue additional shares of our common stock to raise capital that will cause dilution to our existing stockholders. The source of additional capital to conduct our business will be through the sale of our common stock or from the exchange of shares for goods or services. Any sales of our common stock will result in dilution to our existing stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could also decline. Further, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a reduction in the selling price of our common stock.

The risk in received payment later or not get it at all

After the service is completed, customers may take up to 30 days to compensate us for our services. Therefore, our daily expenses associated with providing the services can exceed our cash flow and the delay in payment from our customers may force us to temporarily suspend services. From time to time, we are faced with situations where for various reasons, the broker does not want to make payment or partially withholds it. This happens when there are potential delivery errors.

Risks related to our management

Our management has control of our common stock and our stockholders will have limited or no input on any management decisions. Our management provide their services on a part-time basis. They may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

We do not have an employment agreement with management, nor do we maintain key life insurance. Currently, we do not have any full or part-time employees other than our President, CEO, and Director, Andrei Stoukan. If the demands of our business require the full business time of our management, it is possible that they may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

The risk of incompetence and lack of experience of our management in managing day-to-day public company

Our management has linted experience in managing the day-to-day operations of a public company; as a result, we may incur additional management related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Our President and Chief Executive Officer, Andrei Stoukan, is responsible for managing the Company, including compliance with SEC reporting obligations, and maintaining disclosure controls and procedures and internal control over financial reporting.

The risk working without audit committee

On September 20, 2023, we appointed Ralph White as a director of our company who is an independent of the Company. We do not have an audit committee These functions are performed by the Board of Directors as a whole.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

As a company with less than $1.0 billion in total annual gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we are deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

a)	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal controls over financial reporting;

b)	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

c)	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

d)	reduced disclosure about the emerging growth company’s executive compensation arrangements;

e)	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;

f)	an exemption to provide less than five years of selected financial data in an initial public offering registration statement.

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

Risks related to the market for our common stock

Our common stock is currently quoted on OTCQB market. We have a public market for our stock. Our ticker symbol UNXP. As of the day of this 10K report, our shares trade at a price of $1.47 per share. Even after obtaining a bid price, there is no assurance that a sufficiently active market will develop to sell your shares. Accordingly, the purchaser of the common stock shares should consider that their shares may be illiquid and/or present difficulties in their sale or transferability.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

As of June 30, 2024, our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 72 % of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur. As such as a minority stockholder, you may have no or limited say in the management of the company.

Limited Market of our Common Stock

The market volume in trading of our common stock is expected to continue to be limited, as a result the sale of shares of our common stock may encounter lower execution prices than quoted market prices. Additionally, due to the limited market of our common stock, some factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the MMA and entertainment industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

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

We are subject to penny stock regulations and restrictions as a result you may have difficulty selling your shares.

Because our securities are considered a penny stock, stockholders will be more limited in their ability to sell their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

Item 1B. Unresolved Staff Comments

The Company received a comment letter from the Staff of the SEC related to the Company’s September 31, 2023, transaction to acquire the Fighting Leagues assets. Specially, the Staff comment letter inquired whether or not the transaction was properly accounted for as a business combination under generally accepted accounting principles in the United States of America. As a result of this comment, the Company reevaluated its previous accounting conclusions and determined that the transaction did not qualify as a business acquisition as the acquired assets were not an integrated set of activities and assets that has, as the minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. As a result of this reevaluation the Company restated the quarterly and year to date results for the periods ended, September 30, 2023, December 31, 2023, and March 31, 2024.

Item 1C. Cybersecurity

We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. These systems are managed, hosted, provided or used by third parties, to assist in conducting our business and which have their own cyber security measures in place. We do not separately implement generally applicable industry standards or best practices processes for the assessment, identification, and management of material risks from cybersecurity threats to our information technology systems. We do not maintain a cyber incident reporting and response process and our information security policies and procedures are not reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. If our limited security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations. We have not implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risk.

Item 2. Properties

Our office is approximately 500 square feet and is adequate for our needs. We don’t pay rent, phone or other expenses related use the office. Our CEO Andrei Stoukan shares his private residence with us. The production and stage equipment are stored at an external short term storage facility and the costs incurred for the year ended June 30, 2024, amounted to $25,844. Our storage facility rent is $1,848 per month and there is no minimum rental term and can be terminated at any time.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stocks are traded on the Pink Tier of the OTC Markets Group, Inc. under the symbol “UNXP”. The following table sets forth the high and low sale prices for our common stock for each quarterly period within the two most recent fiscal years.

	FY ending 6/30/2024		FY ending 6/30/2023
	High	Low	High	Low
First Quarter ended September 30	$1.58	$1.51	$1.50	$1.00
Second Quarter ended December 31	$1.58	$1.58	$1.05	$1.00
Third Quarter ended March 31	$1.58	$1.58	$1.05	$1.05
Fourth Quarter ended June 30	$1.58	$1.50	$1.58	$1.05

As of June 30, 2024, we had 74 stockholders of record of our common stock.. Empire Stock Transfer is our transfer agent. Located: 1859 Whitney Mesa Dr. Henderson, Nevada 89014. Telephone (702) 818-5898

Dividends

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

Recent Sales of Unregistered Securities

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and its shareholders to issue 12,380,951 shares in exchange for certain assets of Jebour Two Limited held by its subsidiary Fighting Leagues LV (“Fighting Leagues”). The shares issued were to three non “U.S. persons” in an “offshore transaction (as those terms are defined in Regulation S of the Securities Act of 1933). Relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30,2024 and the financial statements for the period from July 1, 2023 to June 30, 2024, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and its shareholders to issue 12,380,951 shares in exchange for certain assets of Jebour Two Limited held by its subsidiary Fighting Leagues LV (“Fighting Leagues”).

Fighting Leagues owned assets that will allow the Company, should it determine to do so, to promote combat sports events and selling related media rights internationally. The assets acquired include the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are the lifetime, encompassing broadcast TV and production rights, and for worldwide applicability. Furthermore, the acquisition of the assets of Fighting Leagues also included production and stage equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time. As of the date of this Report, we have not commenced any business operations that utilize the Fighting Leagues assets.

Overview

We are a company with constant revenue generating options. We are currently focused on expanding our network of new customers, dispatch service, shipping companies and independent transportation providers.

Results of operations

For the period from July 1, 2023 to June 30, 2024, our revenues were $240,717.

For the year ended June 30, 2024 we recorded a net loss of $2,481,158. This net loss was primarily a result of our operating expenses. Our gross profit was $181,167 while operating expenses in 2024 totaled $2,662,325. Operating expenses were primarily the result of advisory and consultancy fees of $2,169,896, a $447,792 loss related to the theft of production equipment, and temporary storage fees of $25,844.

For the period from July 1, 2022 to June 30, 2023 we provided mostly dispatch and logistic services and recorded $296,422 in revenue from our customers.

Our expenses for this period compose $303,550 include General and administration expense $ 19,536, OTC Market $15,600, Logistic, Dispatcher service, freight brokerage $268,414, Our total assets were $609.

Comparing the results of the Company between 2024 and 2023 saw our revenues decline $55,705 and our net loss increase $2,474,030 to $2,481,158 in 2024 from $7,128 in 2023.

Our balance sheet at June 30, 2024 reflected an increase in total assets to $13,724,909 from $609 at June 30, 2023. The increase was a result of our acquisition of intangibles $13,098,890 and production and stage equipment of $610,417 in the year ended June 30, 2024. We acquired these assets in exchange for the issuance of 12,380,951 shares of common stock.

Liquidity

For the period from July 1, 2023 to June 30, 2024, we had revenue of $240,717. Cash at June 30, 2024 totaled $15,602. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

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

As detailed above, we are currently reviewing the business strategy of the Company which includes growing the logistics operations and evaluation of the MMA industry.

Off Balance Sheet Arrangements

We do not have any off-balance arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital recourses.

Item 8. Financial Statements

UNITED EXPRESS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

UNITED EXPRESS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of United Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Express, Inc. (a Nevada Corporation), as of June 30, 2024, and June 30, 2023, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the periods ended June 30, 2024, and June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, except for the effects of the going concern considerations as described in note 10 of the consolidated financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and June 30, 2023, and the results of its operations and its cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

We were unable to obtain conclusive evidence as described in note 10 to support the Company’s ability to raise additional capital for working purposes and through their development efforts to raise capital. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Critical Audit Matters

There was no critical audit matters communicated or required to be communicated to the audit committee arising from the current period audit of the financial statements that were and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

Yusufali & Associates, LLC

Short Hills, New Jersey

August 12, 2024

PCAOB registration # 3313

We have served as the Company’s auditor since 2020.

UNITED EXPRESS INC.

BALANCE SHEETS (AUDITED)

JUNE 30, 2024 AND JUNE 30, 2023

	June 30, 2024	June 30, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,602	$609
TOTAL CURRENT ASSETS	$15,602	$609
NON-CURRENT ASSETS
Intangibles	$13,098,890	$0
Production and Stage Equipment, net	$610,417	$0
TOTAL NON-CURRENT ASSETS	$13,709,307	$0

TOTAL ASSETS	$13,724,909	$609

LIABILITIES AND STOCKHOLERS’S EQUITY

CURRENT LIABILITIES
Other Payable	$1	$1
Accounts Payable	$1,091,458	$0
TOTAL CURRENT LIABILITIES	$1,091,459	$1

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized $29,372,951 shares issued and outstanding at June 30, 2024 and 15,592,000 at June 30, 2023, respectively	$29,372	$15,592
Additional paid in capital	$15,159,439	$59,219
Net loss accumulated	$(2,555,361)	$(74,203)
TOTAL STOCKHOLDERS’ EQUITY	12,633,450	608

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$13,724,909	$609

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	For the year ended June 30, 2024	For the year ended June 30, 2023
REVENUES
Sales	$240,717	$296,422
TOTAL REVENUES	$240,717	$296,422

COST OF SALES
Cost of Goods	$59,550	$268,414
TOTAL COST OF GOODS SOLD	$59,550	$268,414
	$-	$-
Gross Profit	$181,167	$28,008
Operating expenses:
Advisory and Consultancy Fees	$2,169,896	$-
Production Equipment theft loss	$447,792	$-
Temporary storage fees	$25,844
OTC Market and Registration Fees	$10,760	$15,600
General and administration expenses	$8,033	$19,536
TOTAL OPERATING EXPENSES	$2,662,325	$35,136

Gross Loss	$(2,481,158)	$(7,128)
INCOME TAXES	$0	$0

NET LOSS	$(2,481,158)	$(7,128)

NET LOSS PER BASIC AND DILUTED SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,331,559	15,592,000

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2022	15,592,000	$15,592	$59,219	$(67,075)	$7,736
Net loss				$(7,128)	$(7,128)
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Net Loss				$(2,481,158)	$(2,481,158)
Shares issues to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	-	$13,000,000
Issuance for services pursuant to Advisory and Consultancy Fees	1,400,000	$1,400	$2,112,600	-	$2,114,000
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	For the year ended June 30, 2024	For the year ended June 30, 2023
Cash flows from operating activities:
Net income (loss)	$(2,481,158)	$(7,128)
Change in accounts payable	$32,349	$0
Production Equipment theft loss	$447,792	$0
Share based payment	$2,114,000	$0
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$112,983	$(7,128)

Cash flows from investing activities:
Acquisition of intangibles, Production and Stage Equipment	$(97,990)	$0
Net cash used in investing activities	$(97,990)	$0

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$14,993	$(7,128)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$609	$7,737
CASH AND CASH EQUIVLANTS - ENDING OF PERIOD	$15,602	$609
Supplemental Cash Disclosures
Issuance of shares to acquire Intangibles and Equipment	12,380,951

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Jebour Two was a holding company, whose wholly owned subsidiary is Fighting Leagues LV (“Fighting Leagues”). Fighting Leagues owns assets that allows the company to promote combat sports events and selling related media rights internationally. The transaction includes the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company to produce live Kickboxing, Boxing, and MMA shows in the state of Nevada. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are the lifetime, encompassing broadcast TV and production rights, and for worldwide applicability. Furthermore, the acquisition of Fighting Leagues also included Production and Stage Equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time.

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2024 (audited) and June 30, 2023 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC”). The Company has adopted June 30 fiscal year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Intangible Assets

Intangible assets include the Professional Promoter license and Producers Lifetime rights. The Company’s Professional Promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company performed an impairment analysis in 2024 and concluded that no impairment in the Professional Promoter license occurred. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,598,000. Intangible assets, such as Producers Lifetime rights which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $500,000. The Producers Lifetime rights were not placed into service during the year ended June 30, 2024.

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years. The Production and Stage equipment has not been placed into service as June 30, 2024.

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and 2023. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

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

Operating Segments:

The chief decision-maker monitors the revenue streams of the various services, operations are managed, and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all operations are considered by management to be aggregated into one reportable operating segment.

Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact of ASU 2023-09 on the financial statements.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 3 — Production and Stage Equipment

Year end production and stage equipment owned by the Company were as follows. The production and stage equipment were not placed into service during the year ended June 30, 2024. There was no equipment at June 30, 2023.

Production equipment acquired	$1,021,399
Less: Theft loss	(447,792)
Production equipment, net	$573,607
Stage equipment acquired	$36,810
Total Production and Stage equipment	$610,417

On July 8, 2024,the Company became aware of the theft of $447,792 of production equipment from the temporary storage facility where the equipment was stored. The Company has filed a police report and is working with authorities to recover the stolen equipment. The Company has filed an insurance claim and is attempting to mitigate the loss through insurance proceeds. At this time, no amount of insurance recovery can be reasonably assured.

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

NOTE 6 — Debt and Accounts Payable

The Company had no debt other than accounts payable. Accounts payable includes $1,041,714 related to the acquisition of production and stage equipment which is owed to a significant stockholder.

NOTE 7 —Capital Stock

The Company authorized 75,000,000 shares of common stock with a par value of $0.001 per share. During the year ended June 30, 2024, the Company issued 12,380,951 and 1,400,000 shares of common stock in exchange for intangibles and equipment and consultancy services, respectively. As of June 30, 2024, there were 29,372,951 shares of the Company’s common stock issued and outstanding.

Need the shareholder information like below

As of June 30, 2024, there were 29,372,951 shares of the Company’s common stock issued and outstanding. The breakdown of the shareholders are as follows:

●	4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820;
●	9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE;
●	7,093,808 were held by Orsat Zovko, address: Gajeva Ulica 59, Zagreb, 10000, Croatia; and
●	8,278,143 were held by 71 non-affiliated shareholders.

As of June 30, 2024, and June 30, 2023, there were no outstanding stock options or warrants.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at June 30, 2024 and 2023, due the operating history and uncertain future prospects of the Company.

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

At year-end 2024, the Company had net operating loss $2,481,158.

The Company did not record any expense related to interest and penalties for income taxes for the years ended June 30, 2024, and 2023.

The Company is subject to U.S. federal income tax. We have no material uncertain tax positions for any of the reporting periods presented.

NOTE 9 — Related Party Transactions

For the year ended June 30, 2024, and 2023 there were no related party transactions, other than accounts payable totaling $1,041,714 associated with the acquisition of the production and stage equipment which is owed to a significant stockholder.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended June 30, 2024, the Company had a cash balance of $15,602 and a net loss of $2,481,158. In addition, the Company has an accumulated net loss of $2,555,361. The continued losses and low cash on hand balance raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of changing the focus of the Company from logistics to sponsoring and producing live mixed martial arts events. There can be no assurances that the strategic change in the Company will be successful. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

Note 11 – Advisory and Consultancy Fees

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

NOTE 12 — Subsequent Events

The Company’s has evaluated subsequent events for recognition and disclosure through August 12, 2024, which is the date that the financial statements were available to be issued. management reviewed all material events through June 30, 2024, the date our fiscal year ended.

NOTE 13 — Climate-related events impacts to financial statement.

The rule would require company to disclose, in a footnote to the financial statements, the financial statement impacts of (i) climate-related events, including severe weather events and other natural conditions such as flooding, drought, wildfires, extreme temperatures, and sea level rise, and (ii) transition activities, including efforts to reduce GHG emissions or otherwise mitigate exposure to transition risks. The Company does not have any assets that directly or indirectly are influenced by environmental factors.

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

Management concluded there was a material weakness in our internal control over financial reporting or the year ended June 30, 2024. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and directors and their age and positions held since inception are as follows:

Name	Age	Positions
Andrei Stoukan	52	Chief Executive Officer, interim Chief Financial Officer, and Director
Ralph White	47	Director

Andrei Stoukan has been our Chief Executive Officer and a Director since our inception on June 23, 2017. He also serves as a director of Sprinter Express Inc., a private cargo transport company based in Mission Viejo, California, a role he has held since 2015. Mr. Stoukan graduated from the Marine College in 1990 with a specialization as a professional mechanic.

Ralph White. Mr. White was appointed as a director of the company on September 23, 2023. With over two decades of experience spearheading innovation in the fintech industry, Ralph M. White brings an exceptional blend of transformative leadership, strategic acumen, and an unyielding commitment to ethical governance. Ralph achieved certifications from McKinsey for Business Strategy and is a member of the Private Directors Association since 2021 and the Veblen Directors Programme since 2022. He served on the Board of Brookhaven Innovation Academy from 2019 – 2020 on the finance committee. He is co-founder of Downtown Coffee Company, LLC, which is aimed at acquisitions of small to mid-sized businesses in the Coffee industry.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred for the period covered by this report concerning the company, our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, who occupied such position at the end of our latest fiscal year.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andrei Stoukan, CEO, CFO, Director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Our CEO and director did not receive salary compensation or other for his services as CEO and director for the years ended June 30, 2024 or 2023. We do not pay director fees to any of our directors.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Andrei Stoukan	0	0	0	0	0	0	0	0	0

Director Compensation.

We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to the date of this Report. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

Employee Banefit Plans

As of June 30, 2024, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

Employment Agreement

We have no employment agreement with our officer and director, Andrei Stoukan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of June 30, 2024. The ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

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

Names of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Cristophe Beverly Hills, 35 Raymond St, Darien, CT 06820	4,667,000	15.9%
Unity Global FZCO, Dubai Silicon Oasis, DDP Bldg A2, Dubai, UAE	9,334,000	31.8%
Orsat Zovko, Gajeva Ulica 59, Zagreb, 10000, Croatia	7,093,808	24.2%

Names of Executive Officers and Directors
Andrei Stoukan	0	0%
Ralph White	0	0%

This table is based upon information derived from our stock records. Applicable percentages are based upon 29,372,951 shares of common stock outstanding as of the date of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth herein, we have not been a party to any transaction, since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

In connection with our acquisition of Fighting Leagues, we assumed accounts payable including $1,041,714 owed to Final Fight Championship LLC , which is a company owned by Orsat Zovko who owns 7,093,808 shares of our common stock. The payable relates to the initial acquisition by Fighting Leagues of equipment that we now own. The payable does not accrue any interest . The payable is not secured by a any lien on the underlying equipment we acquired from Fighting Leagues or otherwise.

Item 14. Principal Accounting Fees and Services

The Company paid fees totaling $45,510 and $11,300 for the years ended June 30, 2024, and 2023, respectively, to our auditor Yusufali & Associates, LLC for professional services rendered for the audit and quarterly reviews of our periodic financial statements.

23

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

United Express Inc.

September 30, 2024	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

United Express Inc.

September 30,2024	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting
and Financial Officer and Director

