Form 10-Q
period 2024-09-30
United Express Inc.
filed 2024-11-07
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of September 30, 2024, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Express Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED EXPRESS, INC.

BALANCE SHEET

SEPTEMBER 30, 2024 AND JUNE 30, 2024

	September 30, 2024	June 30, 2024
	Unaudited -	Audited
ASSETS
CURRENT ASSETS:
Cash	$121	$15,602
TOTAL CURRENT ASSETS	$121	$15,602
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$13,098,890
production and stage equipment	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,709,307	$13,709,307
TOTAL ASSETS	$13,709,428	$13,724,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payables	$-	$1
Accrued Accounts Payable	$1,094,879	$1,091,458
TOTAL CURRENT LIABILITIES	$1,094,879	$1,091,459

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at June 30, 2024 and 29,372,951shares issued and outstanding at September 30, 2024, respectively	$29,372	$29,372
Additional paid in capital	$15,159,439	$15,159,439
Net Profit (loss) accumulated	$(2,574,262)	$(2,555,361)
TOTAL STOCKHOLDERS’ EQUITY	$12,614,549	$12,633,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,709,428	$13,724,909

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
REVENUES
Sales	$29,112	$115,350
TOTAL REVENUES	$29,112	$115,350

COST OF SALES
TOTAL COST OF GOODS SOLD	$16,700	$0
GROSS PROFIT (LOSS)	$12,412	$115,350

Operating expenses:
General and administration expenses	$31,313	$10,875
OTC Market fees	$-	$5,000
TOTAL OPERATING EXPENSES	$31,313	$15,875

INCOME (LOSS) BEFORE INCOME TAXES	$(18,901)	$99,475
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$(18,901)	$99,475
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	29,372,951	16,830,095

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450
Net profit				$(18,901)	$(18,901)
Balance, September 30, 2024	97,372,951	$29,972	$15,159,439	$(2,574,262)	$12,614,549

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Shares issued to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	$0	$13,000,000
Net profit				$99,475	$99,475
Balance, September 30 , 2023 – Restated	27,972,951	$27,972	$13,046,839	$25,272	$13,100,083

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

	For the three months ended September 30,	For the three months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(18,901)	$99,475
Increase / (decrease) in trade and other payables	$3,420	$-
Net cash (used in) provided by operating activities	$(15,481)	$99,475
Cash flows from investing activities:
Net cash used in investing activities	$-	$(98,000)
Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$(15,481)	$1,475
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$15,602	$609
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$121	$2,084

Supplemental non cash disclosures:
Issuance of shares to acquire Intangibles and Equipment		12,380,951

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023

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

We also own assets acquired from Jebour Two Limited and its wholly owned subsidiary, Fighting Leagues TV (“Fighting Leagues”), on September 21, 2023, in exchange for 12,380,951 shares of our common stock issued to shareholders of Jebour Two Limited. The acquired assets include a Nevada State Athletic Commission Professional Promoter license, which will allow us to produce live kickboxing, boxing, and mixed martial arts events in the State of Nevada, perpetual and worldwide media rights for 40 previously produced shows, and certain production and staging equipment to be used in producing similar events going forward.

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

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30, 2024 (Unaudited) and September 30,2024 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (‘SEC”). The Company has adopted June 30 fiscal year end.

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

Intangible Assets

Intangible assets include the State of Nevada promoter license and media rights to the 40 shows previously produced by Fighting Leagues.

The promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,598,000.

Intangible assets, such as the media rights to the 40 shows previously produced by Fighting Leagues, which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $500,000

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023

NOTE 3 - Production and Stage Equipment

As of September 30, 2024, production and stage equipment owned by the Company amounted to $610,417. The Production and State Equipment was not placed into service during the period ended September 30, 2024. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of September 30, 2024

Production Equipment	$573,607
Stage Equipment	$36,810

NOTE 4 - Concentration of Credit Risk

The Company maintains cash balances at Bank of America. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2024 were within FDIC insured limits.

NOTE 5 - Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 6 - Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 - Capital Stock

During the quarter ended September 30, 2024, no shares were issued.

NOTE 8 - Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at September 30, 2024, due the operating history and uncertain future prospects of the Company.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023

NOTE 8 - Income Taxes - continued

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

NOTE 9 - Related Party Transactions

The Company did not enter into any related party transactions for the three-month periods ended September 30, 2024, or 2023

NOTE 10 - Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2024, the Company had a cash balance of $121 and net loss of $18,901 from operations.

For the three months period ended September 30, 2023, the Company had a cash balance of $2,094 and net profit $99,475 from operations.

NOTE 11 - Subsequent Events and climate-related events impacts to financial statement

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

The Company’s management reviewed all material events through September 30, 2024, the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental matters. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2024 and September 30, 2024 and the financial statements for the three months period ended September 30, 2024, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Cash Requirements, Liquidity and Capital Resources

We had $121 of cash on hand as of September 30, 2024 and $2,084 on hand as of September 30, 2023. We believe our cash on hand is unlikely to be sufficient to meet our current working capital and capital expenditure requirements in the absence of substantial additional revenue from our current operations or contributions of additional debt or equity capital. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the three months period ended September 30, 2024 and for the three months period ended September 30, 2023

For the three months ended September 30, 2024, the Company recorded revenue of $29,112 from three customers which was primarily from logistics services. For the three months ended September 30, 2023, the Company recorded revenue of $115,350 from three customers which was primarily from logistics services.

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

Item 4. Controls and Procedures

Disclosure controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, we have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item lA. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. Risk Factors, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2023, we issued 12,380,951 shares to three non “U.S. persons” in an “offshore transaction” (as those terms are defined in Regulation S of the Securities Act of 1933) in consideration of our acquisition of certain assets from Jebour Two Limited and Fighting Leagues. This issuance was exempt from registration pursuant to Section 4(a)(2) and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) non “US Persons” as defined in Regulation S and (b) subject to the required resale restrictions. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

UNITED EXPRESS INC.

Date: October 10, 2024	By:	/s/ Ralph White
Ralph White
Director

