Form 10-Q
period 2024-12-31
United Express Inc.
filed 2025-02-10
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-227194

United Express Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4345 W. Post Rd., Las Vegas, Nevada	89118
(Address of principal executive officers)	Zip Code

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

Yes ☐ No ☒

As of December 31, 2024, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED EXPRESS, INC.
BALANCE SHEET

DECEMBER 31, 2024 AND JUNE 30, 2024

	December 31, 2024	June 30, 2024
	Unaudited -	Audited
ASSETS
CURRENT ASSETS:
Cash	$2,000	$15,602
TOTAL CURRENT ASSETS	$2,000	$15,602
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$13,098,890
production and stage equipment	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,709,307	$13,709,307
TOTAL ASSETS	$13,711,307	$13,724,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payables	$-	$1
Accrued Accounts Payable	$1,100,422	$1,091,458
TOTAL CURRENT LIABILITIES	$1,100,422	$1,091,459

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at June 30, 2024 and 29,372,951shares issued and outstanding at December 31, 2024, respectively	$29,372	$29,372
Additional paid in capital	$15,159,439	$15,159,439
Accumulated Deficit	$(2,577,926)	$(2,555,361)
TOTAL STOCKHOLDERS’ EQUITY	$12,610,885	$12,633,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,711,307	$13,724,909

See notes to financial statements

UNITED EXPRESS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the six months ended December 31, 2024	For the six months ended December 31, 2023
REVENUES
Sales	$10,120	$48,285	$39,232	$163,635
TOTAL REVENUES	$10,120	$48,285	$39,232	$163,635

COST OF SALES
TOTAL COST OF GOODS SOLD	$6,000	$17,100	$22,700	$17,100
GROSS PROFIT (LOSS)	$4,120	$31,185	$16,532	$146,535

Operating expenses:
Consultancy Fees	$0	$2,114,000	$0	$2,115,000
General and administration expenses	$5,670	$17,832	$35,947	$26,707
OTC Market fees	$2,115	$2,255	$3,150	$8,255
TOTAL OPERATING EXPENSES	$7,785	$2,134,087	$39,097	$2,149,962

INCOME (LOSS) BEFORE INCOME TAXES	$(3,665)	$(2,102,902)	$(22,565)	$(2,003,427)
INCOME TAXES	$0	$0	$0	$0
NET INCOME (LOSS)	$(3,665)	$(2,102,902)	$(22,565)	$(2,003,427)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	29,372,951	29,372,951	29,372,951	23,101,523

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450
Net loss for the September period ended	-	—	—	$(18,901)	$(18,901)
Balance, September 30, 2024	29,372,951	$29,372	$15,159,439	$(2,574,262)	$12,614,549
Net loss for the December 31, period ended	-	-	-	$(3,665)	$(3,665)
Balance, December 31, 2024	29,372,951	$29,372	$15,159,439	$(2,577,926)	$12,610,885

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Shares issued to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	$0	$13,000,000
Issuance of services pursuant for advisory and consultancy fees	1,400,000	$1,400	$2,112,600	$0	$2,114,00
Net profit				$(2,003,427)	$(2,003,427)
Balance, December 31, 2023 – Restated	29,372,951	$29,372	$15,159,439	$(2,077,630)	$13,111,181

See notes to financial statements

UNITED EXPRESS INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	For the six months ended December 31,	For the six months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(22,565)	$(2,003,427)
Share based payments	$-	$2,114,000
Increase / (decrease) in trade and other payables	$8,963	$14,765
Net cash (used in) provided by operating activities	$(13,602)	$125,338
Cash flows from investing activities:
Net cash used in investing activities	$-	$(97,990)
Cash flows from financing activities:
Net cash provided by financing activities	$-	$-
NET INCREASE (DECREASE) IN CASH	$(13,602)	$27,348
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$15,602	$609
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$2,000	$27,957

Supplemental non cash disclosures:
Issuance of shares to acquire Intangibles and Equipment		12,380,951

See notes to financial statements

UNITED EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

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

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2024 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (‘SEC”). The Company has adopted June 30 fiscal year end.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

NOTE 3 - Production and Stage Equipment

As of December 31, 2024, production and stage equipment owned by the Company amounted to $610,417. The Production and State Equipment was not placed into service during the period ended December 31, 2024. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of December 31, 2024

Production Equipment	$573,607
Stage Equipment	$36,810

NOTE 4 - Concentration of Credit Risk

The Company maintains cash balances at Bank of America. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2024 were within FDIC insured limits.

NOTE 5 - Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 6 - Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 - Capital Stock

During the six months ended December 31, 2024, no shares were issued.

NOTE 8 - Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at December 31, 2024, due the operating history and uncertain future prospects of the Company.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

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

NOTE 9 - Related Party Transactions

The Company did not enter into any related party transactions for the six-month periods ended December 31, 2024, or December 31, 2023

NOTE 10 - Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2024, the Company had a cash balance of $2,000 and net loss of $22,565 from operations.

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

The Company’s management reviewed all material events through December 31, 2024, the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental matters. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2024 and December 31, 2023 and the financial statements for the six months period ended December 31, 2024, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Cash Requirements, Liquidity and Capital Resources

We had $2,000 of cash on hand as of December 31, 2024 and $27,957 on hand as of December 31, 2023. Our current cash on hand is likely insufficient to meet working capital and capital expenditure needs unless we generate substantial additional revenue or secure additional debt or equity financing. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the six months ended December 31, 2024 and for the six months ended December 31, 2023

For the six months ended December 31, 2024, the Company recorded revenue of $39,232 primarily from logistics services. For the six months ended December 31, 2023, the Company recorded revenue of $163,635 primarily from logistics services.

Consulting fees for three months ended December 31, 2024 is nil compared to $2,114,000 for the three months ended December 31, 2023. The prior period consulting fees was a result of the Company entering into an Advisory and Consultancy agreement (“Agreement”) with Laing Advisory. In exchange for providing the advisory and consulting services for 3 months, the Company issued 1,400,000 unrestricted shares to Laing Advisory. The services to be provided include but are not limited to; a) advice for acquisitions, b) general corporate advice and guidance on compliance matters (corporate governance, policies and procedures, board mix and composition, and stock exchange listing requirements), and other assistance as may be requested by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable. The Company is not subject to mine safety regulations under the Federal Mine Safety and Health Act of 1977.

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

UNITED EXPRESS INC.

Date: February 10, 2025	By:	/s/ Andrei Stoukhan
Andrei Stoukhan
Director

