Form 10-Q
period 2025-03-31
United Express Inc.
filed 2025-05-05
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2025

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

Yes ☐ No ☒

As of March 31, 2025, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED EXPRESS, INC.

BALANCE SHEET

MARCH 31, 2025 AND JUNE 30, 2024

	March 31, 2025	June 30, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$265	$15,602
Accounts receivables	$10,000	-
TOTAL CURRENT ASSETS	$10,265	$15,602
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$13,098,890
Production and stage equipment	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,709,307	$13,709,307
TOTAL ASSETS	$13,719,572	$13,724,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payables	$-	$1
Accrued Accounts Payable	$1,105,967	$1,091,458
TOTAL CURRENT LIABILITIES	$1,105,967	$1,091,459

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at June 30, 2024 and 29,372,951shares issued and outstanding at March 31, 2025, respectively	$29,372	$29,372
Additional paid in capital	$15,159,439	$15,159,439
Accumulated Deficit	$(2,575,206)	$(2,555,361)
TOTAL STOCKHOLDERS’ EQUITY	$12,613,605	$12,633,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,719,572	$13,724,909

See notes to financial statements

UNITED EXPRESS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024
REVENUES
Sales	$25,000	$46,815	$64,232	$210,450
TOTAL REVENUES	$25,000	$46,815	$64,232	$210,450

COST OF SALES
TOTAL COST OF GOODS SOLD	$11,852	$23,450	$34,552	$40,550
GROSS PROFIT (LOSS)	$13,148	$23,365	$29,680	$169,900

Operating expenses:
Consultancy Fees	$0	$9,986	$0	$2,124,986
General and administration expenses	$10,427	$14,766	$46,375	$41,473
OTC Market fees	$0	$0	$3,150	$8,255
TOTAL OPERATING EXPENSES	$10,427	$24,752	$49,525	$2,174,714

INCOME (LOSS) BEFORE INCOME TAXES	$2,721	$(1,387)	$(19,845)	$(2,004,814)
INCOME TAXES	$0	$0	$0	$0
NET INCOME (LOSS)	$2,721	$(1,387)	$(19,845)	$(2,004,814)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	29,372,951	29,372,951	29,372,951	25,191,999

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2025

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450
Net loss	-	-	-	$(19,845)	$(19,845)
Balance, March 31, 2025	29,372,951	$29,372	$15,159,439	$(2,575,206)	$12,613,605

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2024

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2023	15,592,000	$15,592	$59,219	$(74,203)	$608
Shares issued to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	$0	$13,000,000
Issuance of services pursuant for advisory and consultancy fees	1,400,000	$1,400	$2,112,600	$0	$2,114,00
Net loss				$(2,004,814)	$(2,004,814)
Balance, March 31, 2024 – Restated	29,372,951	$29,372	$15,159,439	$(2,079,017)	$13,109,794

See notes to financial statements

UNITED EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

	For the nine months ended	For the nine months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(19,845)	$(2,004,814)
Share based payments	$-	$2,114,000
Increase / (decrease) in trade and other payables	$4,508	$25,853
Net cash (used in) provided by operating activities	$(15,337)	$135,039
Cash flows from investing activities:
Net cash used in investing activities	$-	$(97,990)
Cash flows from financing activities:
Net cash provided by financing activities	$-	$-
NET INCREASE (DECREASE) IN CASH	$(15,337)	$37,049
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$15,602	$609
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$265	$37,658

Supplemental non cash disclosures:
Issuance of shares to acquire Intangibles and Equipment		12,380,951

See notes to financial statements

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND

FOR THE NINE MONTHS ENDED MARCH 31, 2024

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

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of March 31, 2025 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (‘SEC”). The Company has adopted June 30 fiscal year end.

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

Intangible assets, such as the media rights to the 40 shows previously produced by Fighting Leagues, which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $500,000

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND

FOR THE NINE MONTHS ENDED MARCH 31, 2024

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements - continued

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years.

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND

FOR THE NINE MONTHS ENDED MARCH 31, 2024

NOTE 3 - Production and Stage Equipment

As of March 31, 2025, production and stage equipment owned by the Company amounted to $610,417. The Production and State Equipment was not placed into service during the period ended March 31, 2025. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of March 31, 2025

Production Equipment	$573,607
Stage Equipment	$36,810

NOTE 4 - Concentration of Credit Risk

The Company maintains cash balances at Bank of America. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2025 were within FDIC insured limits.

NOTE 5 - Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 6 - Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 - Capital Stock

During the quarter ended March 31, 2025, no shares were issued.

NOTE 8 - Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at March 31, 2025, due the operating history and uncertain future prospects of the Company.

UNITED EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND

FOR THE NINE MONTHS ENDED MARCH 31, 2024

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

NOTE 9 - Related Party Transactions

The Company did not enter into any related party transactions for the nine month period ended March 31, 2025, or March 31, 2024

NOTE 10 - Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months period ended March 31, 2025, the Company had a cash balance of $265 and net loss of $19,845 from operations.

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

The Company’s management reviewed all material events through March 31, 2025, the date our quarter ended. By this date we don’t have any assets that directly or indirectly influenced on environmental matters. We indicated risks, include climate related risks in Item 1A Risk Factors in our 10K report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2025 and March 31, 2024 and the financial statements for the nine month period ended March 31, 2025, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Cash Requirements, Liquidity and Capital Resources

We had $2,000 of cash on hand as of March 31, 2025 and $37,548 on hand as of March 31, 2024. Our current cash on hand is likely insufficient to meet working capital and capital expenditure needs unless we generate substantial additional revenue or secure additional debt or equity financing. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the nine months ended March 31, 2025 and for the nine months ended March 31, 2024

For the nine months ended March 31, 2025, the Company recorded revenue of $64,232 primarily from logistics services. For the nine months ended March 31, 2024, the Company recorded revenue of $210,450 primarily from logistics services.

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

UNITED EXPRESS INC.

Date: May 5, 2025	By:	/s/ Andrei Stoukhan
Andrei Stoukhan
Director

