Form 10-K
period 2025-06-30
OZ VISION INC.
filed 2025-10-15
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-227194

OZ Vision Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4809 Diamond Estates Ct., Las Vegas, NV	89139
(Address of principal executive offices).	(Zip Code)

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

As of June 30,2025, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

PART I

Forward-Looking Statements

Information included in this Quarterly Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of OZ Vision Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Item 1. Business

OZ Vision Inc. (the “Company”) currently operates as transportation and logistics company with the ability to deliver merchandise and other items throughout the United States. The Company has had limited operations since its founding. On September 21, 2023, the Company acquired certain assets of Jebour Two Limited held by its subsidiary Fighting Leagues LV (“Fighting Leagues”). The acquired assets will allow the Company, should it determine to do so, to promote combat sports events and selling related media rights internationally. The assets acquired include the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are worldwide and perpetual, encompassing broadcast TV and production rights. Furthermore, the acquisition of the assets of Fighting Leagues also included production and stage equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time. As of the date of this Report, we have not commenced any business operations that utilize the Fighting Leagues assets.

On May 5, 2024, the Company amended its Articles of Incorporation with the Nevada Secretary of State to change its name from “United Express Inc.” to “OZ Vision Inc.” The name change became effective for trading purposes on September 23, 2025, upon approval by FINRA’s Corporate Actions office. During the transition period from May 5, 2024 to September 23, 2025, the Company conducted business under both names.

Revenues

During the years ended June 30, 2025, and 2024, the Company had revenue of $54,232 and $240,717, respectively. Revenue to date has been dependent upon the success of our transportation and logistics business. Revenue has primarily been from less than five customers and as such we are dependent upon those customers. As a result of this concentration in revenues there is doubt about the stability of our ability to generate revenues into the future.

We offer a dispatch service and logistics services to our customers including parcel shipping services for single or multiple pallets of freight to the destination requested by the customers.

As of today, we perform transportation services for B2B costumers: Business to Business.

Marketing Program

Currently, the revenue generating activities of the Company are related to transportation and logistics. The Company does minimal marketing.

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

Additionally, the Company has begun to explore strategic opportunities to promote, produce, and sponsor, live mixed martial arts fights. The Company owns a Nevada Promoters License which allows the Company the ability to produce live mixed martial arts events in Nevada. Mixed martial arts is one of the fastest growing sports in the United States. Live events can generate revenue through sponsorships, ticket sales, broadcast rights, and other ancillary activities. Though the Company is exploring this strategic opportunity, there can no assurances that the Company will further pursue these opportunities or that, if pursued, any of these strategic opportunities will result in a successful line of business for the Company. There is also the risk that as the Company evaluates these strategic opportunities that time and attention will be diverted from the transportation and logistics operations.

Employees

The company has no employees. All services to our customers are provided by third party consultants or contractors.

Research and Development

The Company did not perform any research and development during fiscal years 2025 and 2024.

Fees

In dispatch and logistics, we charge depending on working time and distance. In the selling process, we based on reasonable margin between wholesale price and retail price. For the period from July 1, 2024, to June 30, 2025, we generated revenues from our customers based on the above principle.

Governmental Regulation

We are subject to federal, state, local regulations and other regulations applicable to our transportation business.

Available Information

Currently our common stock is listed on OTCID marketplace. We file annual reports, quarterly reports, and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

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

We were formed on June 23, 2017. From July 1, 2024, to June 30, 2025, we have had revenues of $54,232. Cost of goods sold totaled $54,692 for a gross loss of $460 for the year ended June 30, 2025. Our operating expenses were $65,141 resulting in a net loss of $65,601 for the year ended June 30, 2025. To be successful and implement our planned activities we will likely need additional financing which we may not be able to obtain or obtain on terms that are acceptable to us.

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

As a small logistics company, we will evaluate whether or not we should buy and operate our own vans where the transportation expenses highly dependent on fuel prices, driver’s salary, maintenance, dispatch cost, insurance cost and others, therefore we can’t exactly predict the final expenses when we receive the order. There is a risk that our final expenses will be higher than other logistic companies and our customers can discontinue working with us. As a result, we have to be flexible and keep reasonable prices for our customers. Accordingly, because our revenue source is limited to those fees, we may be unsuccessful in generating sufficient revenue to compete in our business or to become profitable.

Risk relating the possibility of not achieving expected revenue

If we are unable to generate sufficient revenues for our operations, we will need financing, which we may be unable to obtain or the terms with which the financing is available are not acceptable to us; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

For the year ended June 30, 2025, our revenue totaled $54,232. Because we have small revenues, our future revenues are unpredictable. Operating as a public reporting company may incur costs between $40,000 - $70,000 annually. As of June 30, 2025, we only had $52 in cash. If we fail to generate sufficient revenues to meet our monthly operating costs and can’t get alternative sources of income, then we will not be able to continue our business. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.

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

Risk relating when revenue comes from the several groups of customers

During the year ended June 30, 2025, we provided services to a limited number of customers. If we are unable to expand our customer base, our revenues and results of operations will be negatively impacted.

Our opportunity in the mixed martial arts business is difficult to evaluate because, should we determine to pursue it, would represent a new business model for live fighting events. The Mixed Martial Arts market may not develop as we anticipate, and we may not successfully execute our business strategy.

Our contemplated MMA business model, which we have the opportunity to pursue as a result of our acquisition of the Fighting Leagues assets in September 2023, focuses on individuals fighting in live events that will generate ticket revenue and related merchandise revenue along with broadcast rights. We have no operating history in this line of business upon which you can evaluate our prospects or performance. There can be no assurances or guarantees that this form of entertainment will be successful. The MMA industry is also rapidly growing and evolving and may not develop in a way that is advantageous for our business model. You must consider the challenges, risks and difficulties frequently encountered by early-stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to our ability to:

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

Our failure to develop creative and entertaining programs and events with the assets acquired from Fighting Leagues would likely lead to a decline in the popularity of our brand of entertainment.

The creation, marketing and distribution of our live and televised entertainment are at the core of our planned future business and will be critical to our ability to generate revenues across our media platforms and product outlets. Our failure to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would likely harm our operating results.

Should we begin to sponsor MMA events, our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events.

Should we determine to pursue MMA events in the future, we would also plan to hold numerous live events each year. This schedule would expose our athletes and coaches who are involved in the production of those events to the risk of travel and event-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of such events exposes athletes and coaches to the risk of serious injury or death. Although we plan to provide the necessary and required health, disability and life insurance for our athletes and coaches on an event-by-event basis, this coverage may not be sufficient to cover all injuries they may sustain. Liability extending to us resulting from any death or serious injury sustained by one of our athletes or coaches during such an event, to the extent not covered by our insurance, could adversely affect our operating results.

The markets in which we plan to operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For live and television audiences, we would face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. Many of the companies with which we would compete have greater financial resources than are currently available to us. Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

A decline in the popularity of mixed martial arts, including changes in the social and political climate, could adversely affect our planned business.

Should we determine to pursue our MMA line of business, our operations would then be affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. We believe that mixed martial arts is growing in popularity in the United States and around the world, but a change in our fans’ tastes or a material change in the perceptions of our advertisers, distributors and licensees, whether due to the social or political climate or otherwise, could adversely affect our operating results.

Changes in the regulatory atmosphere and related private-sector initiatives could adversely affect our planned business.

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

Because we would depend upon our intellectual property rights in any MMA event production line of business we may determine to pursue, our inability to protect those rights or prevent their infringement by others could adversely affect our business.

Intellectual property is material to all aspects of our planned operations, and we may have to expend substantial cost and effort in an attempt to maintain and protect our intellectual property. As a result of our acquisition of the Fighting League assets, we have a portfolio of registered trademarks and service marks and maintain a catalog of copyrighted works, including copyrights to television programming and photographs. Our inability to protect our portfolio of trademarks, service marks, copyrighted material, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our planned business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

We hold a State of Neveda Promoters License and are subject to the applicable requirements of the State of Nevada and other applicable regulatory agencies which require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for athletes and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations, we may be prohibited from promoting and conducting live events. The inability to present live events over an extended period of time could lead to a decline in the various revenue streams we anticipate would be generated from any live events we may sponsor, which could adversely affect our operating results.

We may not be able to generate sufficient revenues to run our business and maintain our reporting obligations.

Expenses required to operate a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, audit, transfer agent, EDGAR, market maker or other professionals that could be more expensive than expected. We may also be required to hire additional staff to comply with SEC reporting requirements. We anticipate that these costs will range between $40,000 - $70,000 per year. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC MARKET, or if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC MARKET. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosures available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

Risk of dilution to existing shareholders.

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

Risk of delays in customer payments.

After service to customers of our existing logistics business is completed, customers may take up to 30 days to compensate us for our services. Therefore, our daily expenses associated with providing the services can exceed our cash flow and the delay in payment from our customers may force us to temporarily suspend services. From time to time, we are faced with situations where for various reasons, the broker does not want to make payment or partially withholds it. This happens when there are potential delivery errors.

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

Our management lacks experience in managing a public company

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

We do not have an audit committee.

We do not have an audit committee These functions are performed by the Board of Directors as a whole.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

As of June 30, 2025, our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 72% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur. As such as a minority stockholder, you may have no or limited say in the management of the company.

There is a limited market for our common stock and our stock price may be volatile.

The market volume in trading of our common stock is expected to continue to be limited, as a result the sale of shares of our common stock may encounter lower execution prices than quoted market prices. Additionally, due to the limited market of our common stock, some factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industries in which we operate and plan to operate, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

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

Item 1B. Unresolved Staff Comments

None

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

Item 2. Properties

Our office is approximately 600 square feet and is adequate for our needs. We don’t pay rent, phone or other expenses related use the office. Our main shareholder Orsat Zovko shares his private residence with us. The production and stage equipment assets acquired from Fighting Leagues are stored at an external short term storage facility and the costs incurred for the year ended June 30, 2025, amounted to $14,713. Our storage facility rent is $1,848 per month and there is no minimum rental term and can be terminated at any time.

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

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stocks are traded on the OTCID Tier of the OTC Markets Group under the symbol “UNXP”. The following table sets forth the high and low sale prices for our common stock for each quarterly period within the two most recent fiscal years.

	FY ending 6/30/2025		FY ending 6/30/2024
	High	Low	High	Low
First Quarter ended September 30	$1.49	$1.49	$1.58	$1.51
Second Quarter ended December 31	$1.49	$1.49	$1.58	$1.58
Third Quarter ended March 31	$1.49	$1.00	$1.58	$1.58
Fourth Quarter ended June 30	$1.39	$1.00	$1.58	$1.50

As of June 30, 2025, we had 74 stockholders of record of our common stock. Empire Stock Transfer is our transfer agent. Located: 1859 Whitney Mesa Dr. Henderson, Nevada 89014. Telephone (702) 818-5898

Dividends

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

Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2025 and the financial statements for the period from July 1, 2024 to June 30, 2025, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

General discussion

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017, to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company offers its customers the ability to outsource all of their hauling needs to the Company, which provides our customers with the ability to manage their shipments in a cost and time effective manner. We are currently focused on expanding our network of new customers, dispatch service, shipping companies and independent transportation providers.

On September 21, 2023, the Company acquired certain assets from Fighting Leagues that will allow the Company, should it determine to do so, to promote combat sports events and selling related media rights internationally. The assets acquired include the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are perpetual and worldwide, encompassing broadcast TV and production rights. Furthermore, the acquisition of the assets of Fighting Leagues also included production and stage equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time. As of the date of this Report, we have not commenced any business operations that utilize the Fighting Leagues assets.

Results of operations

For the period from July 1, 2024 to June 30, 2025, our revenues were $54,282.

For the year ended June 30, 2025 we recorded a net loss of $65,601. This net loss was primarily a result of our operating expenses. Our gross loss was $460 while operating expenses in 2025 totaled $65,141. Operating expenses were primarily the result of occupancy costs and professional fees relating to a listed company.

Comparing the results of the Company between 2025 and 2024 saw our revenues decline by $171,495 however our net loss decreased by $2,425,696 to $65,601 in 2025. The decrease in net loss largely due to :

●	the consultancy fees paid for various services amounting to $2,114,000 in 2024; and

●	impairment of assets in 2024 of $447,792.

Our balance sheet at June 30, 2025 total assets amounted to $13,709,359 and net assets amounted to $12,567,849.

Liquidity

For the period from July 1, 2024 to June 30, 2025, we had revenue of $54,282. Cash at June 30, 2025 totaled $52. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate.

Off Balance Sheet Arrangements

We do not have any off-balance arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital recourses.

Item 8. Financial Statements

OZ VISION INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

OZ VISION INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

OZ VISION, INC.

(Formerly United Express, Inc)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OZ VISION, INC. (the ‘Company’) as of June 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company suffered an accumulated deficit of $(2,620,962), net loss of $(65,601) and a negative working capital of $(1,141,458). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 10 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible assets

As discussed in Note 2 to the financial statements, the company recognized intangible assets comprising of Promoter License from the State of Nevada, and producer lifetime rights, by acquisition of a subsidiary Jebour Two Limited a holding company whose wholly owned subsidiary is Fighting League LV, Inc. by issuance of 12,380,951 at $1.05 per common shares of OZ vision, Inc.

Determination of the cost and fair value of these License and Rights, collectively classified as intangible asset, the method and rate of the amortization requires the Management used of significant judgement and estimates

The primary procedures we performed to address this critical audit matter included:

We reviewed and challenged the reasonableness of key management assumptions used for the estimate.

■	We reviewed the report of the independent valuation firm that perform the valuation of the intangible assets.

■	We assessed the suitability of the method used by the expert in valuation of the assets.

■	We evaluated the reasonableness of the valuation methodology and discount rate

■	We performed data integrity check including accuracy of sample journal entries by checking them to approved supporting documents.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

October 15, 2025

OZ VISION INC.

BALANCE SHEETS (AUDITED)

JUNE 30, 2025 AND JUNE 30, 2024

	June 30, 2025	June 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52	$15,602
TOTAL CURRENT ASSETS	$52	$15,602
NON-CURRENT ASSETS
Intangibles	$13,098,000	$13,098,000
Production and Stage Equipment, net	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,708,417	$13,708,417

TOTAL ASSETS	$13,708,469	$13,724,019

LIABILITIES AND STOCKHOLERS’S EQUITY

CURRENT LIABILITIES
Other Payable	$41,800	$1
Accounts Payable	$1,099,710	$1,091,458
TOTAL CURRENT LIABILITIES	$1,141,510	$1,091,459

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized $29,372,951 shares issued and outstanding at June 30, 2024 and 15,592,000 at June 30, 2023, respectively	$29,372	$29,372
Additional paid in capital	$15,158,549	$15,158,549
Net loss accumulated	$(2,620,962)	$(2,555,361)
TOTAL STOCKHOLDERS’ EQUITY	12,566,959	12,632,560

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$13,708,469	$13,724,019

See notes to financial statements

OZ VISION INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	For the year ended June 30, 2025	For the year ended June 30, 2024
REVENUES
Sales	$54,232	$240,717
TOTAL REVENUES	$54,232	$240,717

COST OF GOODS SOLD
Cost of Goods	$54,692	$59,550
TOTAL COST OF GOODS SOLD	$54,692	$59,550
	$-	$-
Gross Profit	$(460)	$181,167
Operating expenses:
Advisory and Consultancy Fees	$18,185	$2,169,896
Production Equipment theft loss	$-	$447,792
Temporary storage fees	$14,713	25,844
OTC Market and Registration Fees	$9,200	$10,760
General and administration expenses	$23,043	$8,033
TOTAL OPERATING EXPENSES	$65,141	$2,662,325

Gross Loss	$(65,601)	$(2,481,158)
INCOME TAXES	$0	$0

NET LOSS	$(65,601)	$(2,481,158)

NET LOSS PER BASIC AND DILUTED SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,372,951	26,331,559

See notes to financial statements

OZ VISION INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2023	15,592,000	$15,592	$58,329	$(74,203)	$(282)
Net Loss				$(2,481,158)	$(2,481,158)
Shares issues to acquire Intangibles and Equipment	12,380,951	$12,380	$12,987,620	-	$13,000,000
Issuance for services pursuant to Advisory and Consultancy Fees	1,400,000	$1,400	$2,112,600	-	$2,114,000
Balance, June 30, 2024	29,372,951	$29,372	$15,158,549	$(2,555,361)	$12,632,560
Net loss	-	-	-	$(65,601)	$(65,601)
Balance, June 30, 2025	29,372,951	$29,372	$15,158,549	$(2,620,962)	$12,566,959

See notes to financial statements

OZ VISION INC.

STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	For the year ended June 30, 2025	For the year ended June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(65,601)	$(2,481,158)
Change in accounts payable and other payable	$50,052	$32,349
Production Equipment theft loss	$-	$447,792
Share based payment	$-	$2,114,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(15,549)	$112,983

Cash flows from investing activities:
Acquisition of intangibles, Production and Stage Equipment	$-	$(97,990)
Net cash used in investing activities	$-	$(97,990)

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$(15,549)	$14,993
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$15,602	$609
CASH AND CASH EQUIVLANTS - ENDING OF PERIOD	$52	$15,602
Supplemental Cash Disclosures
Issuance of shares to acquire Intangibles and Equipment	-	12,380,951

See notes to financial statements

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 1 — Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017.

OZ Vision Inc. operates as a general company of transportation and logistics - to deliver merchandises and other items for companies and individuals across the United States. As such, it is difficult to determine the average customer of the Company as the business has the freedom and the ability to effectively arrange for the transportation of any type of merchandise. On September 21, 2023, the Company entered into an agreement with Jebour Two Limited and the shareholders of Jebour Two (collectively Jebour) to issue 12,380,951 shares. The shares issued were to three non “U.S. persons” in an “offshore transaction (as those terms are defined in Regulation S of the Securities Act of 1933). Relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30,2025 (audited) and June 30, 2024 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (`SEC”). The Company has adopted June 30 fiscal year end.

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Intangible Assets

Intangible assets include the Professional Promoter license and Producers Lifetime rights. The Company’s Professional Promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company performed an impairment analysis in 2025 and concluded that no impairment in the Professional Promoter license occurred. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,566,959. Intangible assets, such as Producers Lifetime rights which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $530,000. The Producers Lifetime rights were not placed into service during the year ended June 30, 2025.

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years. The Production and Stage equipment has not been placed into service as June 30, 2025.

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 3 — Production and Stage Equipment

Year-end production and stage equipment owned by the Company were as follows. The production and stage equipment were not placed into service during the year ended June 30, 2025.

Production equipment acquired	$1,021,399
Less: Theft loss	(447,792)
Production equipment, net	$573,607
Stage equipment acquired	$36,810
Total Production and Stage equipment	$610,417

On December 21, 2023, the Company became aware of the theft of $447,792 of production equipment from the temporary storage facility where the equipment was stored. The Company has filed a police report and is working with authorities to recover the stolen equipment..

The Company expects to commence the use of such assets in the quarter ended 30 June 2026 and once the assets are ready for use and in operations, the Production and Stage Equipment is expected to have an useful life between 5 to 10 years.

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

NOTE 7 —Capital Stock

The Company authorized 75,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2025, there were 29,372,951 shares of the Company’s common stock issued and outstanding.

Need the shareholder information like below

As of June 30, 2025, there were 29,372,951 shares of the Company’s common stock issued and outstanding. The breakdown of the shareholders are as follows:

●	4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820;
●	9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE;
●	6,895,808 were held by Orsat Zovko, address: Gajeva Ulica 59, Zagreb, 10000, Croatia; and
●	8,476,143 were held by 75 non-affiliated shareholders.

As of June 30, 2025, and June 30, 2024, there were no outstanding stock options or warrants.

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at June 30, 2025 and 2024, due the operating history and uncertain future prospects of the Company.

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

At year-end 2025, the Company had net operating loss $(65,601).

The Company did not record any expense related to interest and penalties for income taxes for the years ended June 30, 2025, and 2024.

The Company is subject to U.S. federal income tax. We have no material uncertain tax positions for any of the reporting periods presented.

NOTE 9 — Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit- sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 9 — Related Party Transactions - continued

Fighting League LV

On 23 May, 2023, Final Fight Championship Inc, A company owned and controlled by Orsat Zvoko a majority shareholder of OZ Vision, Inc. transferred the producer lifetime right for FFC events to Fighting League LV a subsidiary of OZ Vision, Inc. The transferred assets were ultimately included in the consolidated balance sheet of OZ Vision, Inc. As of June 30 2025 and 2024 the value of the transferred assets was $530,000

The company owed $1,041,714 to Final Fight Championship, Inc related to the acquisition of production and stage equipment. Mr. Orsat Zvoko is a significant stockholder of Oz Vision, Inc owns Final Fight Championship,.

For the year ended June 30, 2025, and 2024 there were no related party transactions, other than accounts payable totaling $1,099,675 associated with the acquisition of the production and stage equipment which is owed to a significant stockholder.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended June 30, 2025, the Company had a cash balance of $52 and a net loss of $(65,601). In addition, the Company has an accumulated net loss of $(2,620,962). The continued losses and low cash on hand balance raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of changing the focus of the Company from logistics to sponsoring and producing live mixed martial arts events. There can be no assurances that the strategic change in the Company will be successful. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 11 — Subsequent Events

The Company’s has evaluated subsequent events for recognition and disclosure through October 15, 2025, which is the date that the financial statements were available to be issued. Management reviewed all material events through June 30, 2025, the date our fiscal year ended.

Name Change: On September 23, 2025, subsequent to the Company’s fiscal year end of June 30, 2025, FINRA approved the Company’s name change from United Express Inc. to OZ Vision Inc. for trading purposes. The Company had previously filed an amendment to its Articles of Incorporation with the Nevada Secretary of State on May 5, 2024 to effect this name change.

NOTE 12 — Climate-related events impacts to financial statement.

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

Management concluded there was a material weakness in our internal control over financial reporting or the year ended June 30, 2025. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries.

Item 9B. Other Information

On May 5, 2024, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change its corporate name from “United Express Inc.” to “OZ Vision Inc.” During the period from May 5, 2024 to September 23, 2025, the Company operated using ‘OZ Vision’ as a d.b.a. name while awaiting approval from FINRA’s Corporate Actions office for the name change to become effective for securities trading purposes. On September 23, 2025, FINRA approved the name change, which became effective for trading purposes on that date. The Company filed a Current Report on Form 8-K on September 24, 2025 to report this event. All references in this Annual Report to ‘United Express’ or ‘United Express Inc.’ refer to the Company prior to the name change, and all such references should be understood to refer to OZ Vision Inc., the Company’s current legal name.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and directors and their age and positions held since inception are as follows:

Name	Age	Positions
Andrei Stoukan	53	Chief Executive Officer, interim Chief Financial Officer, and Director
Ralph White	48	Director

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andrei Stoukan, CEO, CFO, Director	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

Our CEO and director did not receive salary compensation or other for his services as CEO and director for the years ended June 30, 2025 or 2024. We do not pay director fees to any of our directors.

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

Pay versus Performance

Principal Executive Officer	Year	Summary Compensation Table total ($)	Compensation Actually Paid ($)	Average SCT Total for Non-PEO NEOs ($)	Average CAP for Non-PEO NEOs ($)	Company TSR ($)	Net Income (Loss) ($)
Andrei Stoukan, CEO, CFO, Director	2025	$0	$0	$0	$0	$0	$0
	2024	$0	$0	$0	$0	0	(65,601)
	2023	$0	$0	$0	$0	0	(2,481,158)

Employee Benefit Plans

As of June 30, 2025, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of June 30, 2025. The ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

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

Names of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Cristophe Beverly Hills, 35 Raymond St, Darien, CT 06820	4,667,000	15.89%
Unity Global FZCO, Dubai Silicon Oasis, DDP Bldg A2, Dubai, UAE	9,334,000	31.78%
Orsat Zovko, Gajeva Ulica 59, Zagreb, 10000, Croatia	6,895,808	23.48%

Names of Executive Officers and Directors
Andrei Stoukan	0	0%
Ralph White	0	0%

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

Item 14. Principal Accounting Fees and Services

The Company paid fees totaling $7,262.50 to our auditor Boladale Lawal & Co for professional services rendered for the year ended 30 June 2025.

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

OZ Vision Inc.

October 15, 2025	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

October 15, 2025	By:	/s/ Ralph M. White
Ralph M. White
Director, Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OZ Vision Inc.

October 15,2025	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting
and Financial Officer and Director

October 15, 2025	By:	/s/ Ralph M. White
Ralph M. White
Director, Officer

