Form 10-K/A
period 2025-06-30
OZ VISION INC.
filed 2025-10-16
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (“10-K/A”) for the fiscal year ended June 30, 2025, filed by OZ VISION INC. (“the Company”) with the Securities and Exchange Commission on October 16, 2025, amends the Original Form 10-K filed on October 15, 2025.

The sole purpose of this amendment is to add the XBRL portion to the Original Form 10-K.

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

October 15, 2025

OZ VISION INC.

BALANCE SHEETS (AUDITED)

JUNE 30, 2025 AND JUNE 30, 2024

	June 30, 2025	June 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52	$15,602
TOTAL CURRENT ASSETS	$52	$15,602
NON-CURRENT ASSETS
Intangibles	$13,098,000	$13,098,000
Production and Stage Equipment, net	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,708,417	$13,708,417

TOTAL ASSETS	$13,708,469	$13,724,019

LIABILITIES AND STOCKHOLERS’S EQUITY

CURRENT LIABILITIES
Other Payable	$41,800	$1
Accounts Payable	$1,099,710	$1,091,458
TOTAL CURRENT LIABILITIES	$1,141,510	$1,091,459

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized $29,372,951 shares issued and outstanding at June 30, 2025 and 29,372,951 at June 30, 2024, respectively	$29,372	$29,372
Additional paid in capital	$15,158,549	$15,158,549
Net loss accumulated	$(2,620,962)	$(2,555,361)
TOTAL STOCKHOLDERS’ EQUITY	12,566,959	12,632,560

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$13,708,469	$13,724,019

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

OZ Vision Inc.

October 16, 2025	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

October 16, 2025	By:	/s/ Ralph M. White
Ralph M. White
Director, Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OZ Vision Inc.

October 16,2025	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting
and Financial Officer and Director

October 16, 2025	By:	/s/ Ralph M. White
Ralph M. White
Director, Officer

