Form 10-Q
period 2025-09-30
OZ VISION INC.
filed 2025-11-10
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-227194

OZ Vision Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

4809 Diamond Estates Ct., Las Vegas, Nevada	89118
(Address of principal executive officers)	Zip Code

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

Yes ☐ No ☒

As of September 30, 2025, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OZ VISION, INC.

BALANCE SHEET

SEPTEMBER 30, 2025 AND JUNE 30, 2025

	September 30, 2025	June 30, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,380	$52
TOTAL CURRENT ASSETS	$10,380	$52
NON-CURRENT ASSETS:
Intangibles	$13,098,890	$13,098,000
Production and stage equipment	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,709,307	$13,708,417
TOTAL ASSETS	$13,719,687	$13,708,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payables	$47,344	$41,800
Accrued Accounts Payable	$1,101,463	$1,099,710
TOTAL CURRENT LIABILITIES	$1,148,807	$1,141,510

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at June 30, 2025 and 29,372,951shares issued and outstanding at September 30, 2025, respectively	$29,372	$29,372
Additional paid in capital	$15,159,439	$15,158,549
Net Profit (loss) accumulated	$(2,617,931)	$(2,620,962)
TOTAL STOCKHOLDERS’ EQUITY	$12,570,880	$12,566,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,719,687	$13,708,469

See notes to financial statements

OZ VISION, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
REVENUES
Sales	$24,800	$29,112
TOTAL REVENUES	$24,800	$29,112

COST OF SALES
TOTAL COST OF GOODS SOLD	$14,000	$16,700
GROSS PROFIT	$10,800	$12,412

Operating expenses:
General and administration expenses	$6,015	$31,313
OTC Market fees	$1,754	$-
TOTAL OPERATING EXPENSES	$7,769	$31,313

INCOME (LOSS) BEFORE INCOME TAXES	$3,031	$(18,901)
INCOME TAXES	$0	$0
NET INCOME (LOSS)	$3,031	$(18,901)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	29,372,951	29,372,951

See notes to financial statements

OZ VISION INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2025	29,372,951	$29,372	$15,158,549	$(2,620,962)	$12,566,959
Net profit				$3,031	$3,031
Additional paid in capital	-	-	890		890
Balance, September 30, 2025	29,372,951	$29,372	$15,159,439	$(2,617,931)	$12,570,880

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450
Net profit				$(18,901)	$(18,901)
Balance, September 30, 2024	29,372,951	$29,372	$15,159,439	$(2,574,262)	$12,614,549

See notes to financial statements

OZ VISION INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

	For the three months ended September 30,	For the three months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,031	$(18,901)
Increase / (decrease) in trade and other payables	$7,297	$3,420
Net cash (used in) provided by operating activities	$10,328	$(15,481)
Cash flows from investing activities:
Net cash used in investing activities	$-	$-
Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$10,328	$(15,481)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$52	$15,602
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$10,380	$121

See notes to financial statements

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024

NOTE 1 - Description of Business

We are an Emerging Growth Company with revenue generating operations. We were formed on June 23, 2017. Our website: https://oz.vision

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

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of September 30, 2025 (Unaudited) and September 30,2024 (Unaudited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (‘SEC”). The Company has adopted June 30 fiscal year end.

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

The promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,568,890.

Intangible assets, such as the media rights to the 40 shows previously produced by Fighting Leagues, which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $530,000

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years.

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024

NOTE 3 - Production and Stage Equipment

As of September 30, 2025, production and stage equipment owned by the Company amounted to $610,417. The Production and State Equipment was not placed into service during the period ended September 30, 2025. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of September 30,2025

Production Equipment	$573,607
Stage Equipment	$36,810

NOTE 4 - Concentration of Credit Risk

The Company maintains cash balances at Bank of America. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2025 were within FDIC insured limits.

NOTE 5 - Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 6 - Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 - Capital Stock

During the quarter ended September 30, 2025, no shares were issued.

NOTE 8 - Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at September 30, 2025, due the operating history and uncertain future prospects of the Company.

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 AND

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024

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

NOTE 9 - Related Party Transactions

For the quarter ended September there were no related party transactions, other than accounts payable totaling $1,099,675 associated with the acquisition of the production and stage equipment which is owed to a significant stockholder.

NOTE 10 - Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months period ended September 30, 2025, the Company had a cash balance of $10,380 and net profit of $3,031 from operations.

For the three months period ended September 30, 2024, the Company had a cash balance of $121 and net loss $18,901 from operations.

NOTE 11 - Subsequent Events

The Company’s has evaluated subsequent events for recognition and disclosure through November 7, 2025, which is the date that the financial statements were available to be issued. Management reviewed all material events through September 30, 2025.

Name Change: On September 23, 2025, subsequent to the Company’s fiscal year end of June 30, 2025, FINRA approved the Company’s name change from United Express Inc. to OZ Vision Inc. for trading purposes. The Company had previously filed an amendment to its Articles of Incorporation with the Nevada Secretary of State on May 5, 2024 to affect this name change.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2025 and September 30, 2025 and the financial statements for the three months period ended September 30, 2025, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

OZ Vision Inc. an emerging growth company incorporated in the State of Nevada on June 23, 2017. OZ Vision has been a distinctive company — a modern media and entertainment house that blends creativity, innovation, and top-tier production. We offer a complete 360° service in live events and TV production — from concept and planning to execution and content distribution.

Our integrated structure includes an in-house production company, a studio specialized in post-production, 3D, and visual effects, as well as an agency focused on live event promotion. This structure allows us to maintain full control over every aspect of production, ensuring each project is delivered flawlessly, efficiently, and to the highest quality standards.

By combining expertise, technology, and a passion for creation, OZ Vision successfully bridges the worlds of live entertainment and television production — delivering experiences that inspire, connect, and leave a lasting impression on audiences worldwide.

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

Cash Requirements, Liquidity and Capital Resources

We had $10,380 of cash on hand as of September 30, 2025 and $52 on hand as of June 30, 2025. We believe our cash on hand is unlikely to be sufficient to meet our current working capital and capital expenditure requirements in the absence of substantial additional revenue from our current operations or contributions of additional debt or equity capital. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the three months period ended September 30, 2025 and for the three months period ended September 30, 2024

For the three months ended September 30, 2025, the Company recorded revenue of $24,800 which was primarily from logistics services. For the three months ended September 30, 2024, the Company recorded revenue of $29,112 which was primarily from logistics services.

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

Item l A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. Risk Factors, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

OZ VISION INC.

Date: November 10, 2025	By:	/s/ Andrei Stoukhan
Andrei Stoukhan
Director

