Form 10-Q
period 2025-12-31
OZ VISION INC.
filed 2026-02-13
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended December 31, 2025

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

Yes ☐ No ☒

As of December 31, 2025, there were 29,372,951 shares of our common stock authorized for issue and outstanding.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OZ VISION, INC.

BALANCE SHEET

DECEMBER 31, 2025 AND JUNE 30, 2025

	December 31, 2025	June 30, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,442	$52
TOTAL CURRENT ASSETS	$3,442	$52
NON-CURRENT ASSETS:
Intangibles	$13,098,000	$13,098,000
Production and stage equipment	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,708,417	$13,708,417
TOTAL ASSETS	$13,711,859	$13,708,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other Payables	$77,975	$41,800
Accrued Accounts Payable	$1,101,160	$1,099,710
TOTAL CURRENT LIABILITIES	$1,179,135	$1,141,510

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized 29,372,951 shares issued and outstanding at December 31, 2025 and 29,372,951shares issued and outstanding at June 30, 2025 respectively	$29,372	$29,372
Additional paid in capital	$15,158,549	$15,158,549
Net Profit (loss) accumulated	$(2,655,196)	$(2,620,962)
TOTAL STOCKHOLDERS’ EQUITY	$12,532,725	$12,566,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,711,859	$13,708,469

See notes to financial statements

OZ VISION, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the six months ended December 31, 2025	For the six months ended December 31, 2024
REVENUES
Sales	$2,100	$10,120	$26,900	$39,232
TOTAL REVENUES	$2,100	$10,120	$26,900	$39,232

COST OF SALES
TOTAL COST OF GOODS SOLD	$8,908	$6,000	$22,908	$22,700
GROSS PROFIT	$(6,808)	$4,120	$3,992	$16,532

Operating expenses:
General and administration expenses	$28,704	$5,760	$34,720	$35,947
OTC Market fees	$1,754	$2,115	$3,508	$3,150
TOTAL OPERATING EXPENSES	$30,458	$7,875	$38,228	$39,097

INCOME (LOSS) BEFORE INCOME TAXES	$(37,266)	$(3,755)	$(34,236)	$(22,565)
INCOME TAXES	0	0	$0	$0
NET INCOME (LOSS)	$(37,266)	$(3,755)	$(34,236	$(22,565)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	0	0	$0	$0
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	29,372,951	29,372,951	29,372,951	29,372,951

See notes to financial statements

OZ VISION INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2025	29,372,951	$29,372	$15,158,549	$(2,620,962)	$12,566,959
Net profit / (loss)				$(34,236)	$(34,236)
Balance, December 31, 2025	29,372,951	$29,372	$15,158,549	$(2,655,198)	$12,532,725

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

	Common Stock			Accumulated Earnings /	Total Stockholders’
	Shares	Par Value	APIC	(Deficit)	Equity
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450
Net profit / (loss)				$(22,565)	$(22,565)
Balance, December 31, 2024	29,372,951	$29,372	$15,159,439	$(2,577,926)	$12,610,885

See notes to financial statements

OZ VISION INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	For the six months ended December 31,	For the six months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(34,236)	$(22,565)
Increase / (decrease) in trade and other payables	$37,626	$8,963
Net cash (used in) provided by operating activities	$3,390	$(13,602)
Cash flows from investing activities:
Net cash used in investing activities	$-	$-
Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$3,390	$(13,602)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$52	$15,602
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$3,442	$2,000

See notes to financial statements

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2025 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2024

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

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2025 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2024

NOTE 2 - Significant Accounting Policies and Recent Accounting Pronouncements - continued

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2025 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2024

NOTE 3 - Production and Stage Equipment

As of December 31, 2025, production and stage equipment owned by the Company amounted to $610,417. The Production and State Equipment was not placed into service during the period ended December 31, 2025. Prior to the acquisition of this equipment, the Company did not own or lease any equipment.

As of December 31, 2025

Production Equipment	$573,607
Stage Equipment	$36,810

NOTE 4 - Concentration of Credit Risk

The Company maintains cash balances at Bank of America. The balance, at any given time, may exceed Federal Deposit Insurance Corporation FDIC insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2025 were within FDIC insured limits.

NOTE 5 - Concentrations

The Company has a limited group of customers from whom it has provided services to in the past and has not been able to diversify the customer base to mitigate this risk.

NOTE 6 - Debt

The Company officers, from time to time loaned the Company funds for the operational costs. In a present time, we have not any debt before them.

NOTE 7 - Capital Stock

During the quarter ended December 31, 2025, no shares were issued.

NOTE 8 - Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at December 31, 2025, due the operating history and uncertain future prospects of the Company.

OZ VISION, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2025 AND

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2024

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

NOTE 9 - Related Party Transactions

For the quarter ended December 31, 2025, there were no related party transactions, other than accounts payable totaling $1,099,675 associated with the acquisition of the production and stage equipment which is owed to a significant stockholder.

NOTE 10 - Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months period ended December 31, 2025, the Company had a cash balance of $3,442 and net loss of $34,236 from operations.

For the six months period ended December 31, 2024, the Company had a cash balance of $2,000 and net loss of $22,565 from operations.

NOTE 11 - Subsequent Events

The Company’s has evaluated subsequent events for recognition and disclosure through February 13, 2026, which is the date that the financial statements were available to be issued. Management reviewed all material events through December 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2025 and December 31, 2025 and the financial statements for the six months period ended December 31, 2025, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

We are an emerging growth company incorporated in the State of Nevada on June 23, 2017. OZ Vision Inc. was incorporated in the state of Nevada on June 23, 2017. Our business is to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area.

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

Cash Requirements, Liquidity and Capital Resources

We had $3,442 of cash on our bank account as of December 31, 2025 and $2,000 as of December 31, 2024. We believe our cash is unlikely to be sufficient to meet our current working capital and capital expenditure requirements in the absence of substantial additional revenue from our current operations or contributions of additional debt or equity capital. We do not have any commitments for additional capital and there can be no assurance that we will be successful in obtaining any capital we may need on acceptable terms or at all.

Results of Operations for the six months period ended December 31, 2025 and for the six months period ended December 31, 2024

For the six months ended December 31, 2025, the Company recorded revenue of $26,900 which was primarily from logistics services. For the six months ended December 31, 2024, the Company recorded revenue of $39,232 which was primarily from logistics services.

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

OZ VISION INC.

Date: February 13, 2026	By:	/s/ Andrei Stoukhan
Andrei Stoukhan
Director

