Form 10-K
period 2026-06-30
OZ VISION INC.
filed 2026-10-13
CIK 1751707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-227194

OZ Vision Inc.

(Exact name of Registrant as specified in its charter)

Nevada	82-1965608
(State of incorporation)	(IRS Employer ID Number)

1012 Corsica Ln, Las Vegas, Nevada	89144
(Address of principal executive offices).	(Zip Code)

949-350-0123

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒*

* The Registrant is a voluntary filer and is not currently subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The Registrant has filed all annual and quarterly reports that it would have been required to file pursuant to Section 13 or 15(d) during the preceding 12 months had it been subject to such requirements.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sale price prior to the last business day of the registrant’s most recently completed second fiscal quarter of $1.10 per share, was $9,323,757, based upon 8,476,143 shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant, without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 13, 2026, the latest practicable date, there were 29,372,951 shares of the registrant’s common stock issued and outstanding.

PART I

Forward-Looking Statements

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of OZ Vision Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Item 1. Business

OZ Vision Inc. (the “Company”) currently operates as a transportation and logistics company with the ability to deliver merchandise and other items throughout the United States. The Company has had limited operations since its founding. On September 21, 2023, the Company acquired certain assets of Jebour Two Limited held by its subsidiary Fighting Leagues LV (“Fighting Leagues”). The acquired assets will allow the Company, should it determine to do so, to promote combat sports events and selling related media rights internationally. The assets acquired include the Nevada State Athletic Commission Professional Promoter license. The Professional Promoter license is unique, as it allows the Company in the state of Nevada to produce live Kickboxing, Boxing, and MMA shows. Additionally, the transaction included Producers Lifetime rights for the 40 shows previously held by Fighting Leagues. These rights are worldwide and perpetual, encompassing broadcast TV and production rights. Furthermore, the acquisition of the assets of Fighting Leagues also included production and stage equipment. These assets allow the Company to have the necessary equipment for producing shows at any given time. As of the date of this Report, we have not commenced any business operations that utilize the Fighting Leagues assets.

On May 5, 2024, the Company amended its Articles of Incorporation with the Nevada Secretary of State to change its name from “United Express Inc.” to “OZ Vision Inc.” FINRA’s Corporate Actions office approved the name change on September 23, 2025. Our common stock traded under the symbol “UNXP” through December 1, 2025 and has traded under the symbol “OZVN” since December 2, 2025. During the transition period from May 5, 2024 to September 23, 2025, the Company conducted business under both names.

Revenues

During the years ended June 30, 2026, and 2025, the Company had revenue of $46,930 and $54,232, respectively. Revenue to date has been dependent upon the success of our transportation and logistics business. Revenue has primarily been from less than five customers and as such we are dependent upon those customers. As a result of this concentration in revenues there is doubt about the stability of our ability to generate revenues into the future.

We offer a dispatch service and logistics services to our customers including parcel shipping services for single or multiple pallets of freight to the destination requested by the customers.

Marketing Program

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

Business Strategy

We provide management service for long and short distance logistics for clients in the Company’s target market areas. Additionally, the Company has begun to explore strategic opportunities to promote, produce, and sponsor, live mixed martial arts fights. The Company owns a Nevada Promoters License which allows the Company the ability to produce live mixed martial arts events in Nevada. Mixed martial arts is one of the fastest growing sports in the United States. Live events can generate revenue through sponsorships, ticket sales, broadcast rights, and other ancillary activities. Though the Company is exploring this strategic opportunity, there can be no assurances that the Company will further pursue these opportunities or that, if pursued, any of these strategic opportunities will result in a successful line of business for the Company. There is also the risk that as the Company evaluates these strategic opportunities that time and attention will be diverted from the transportation and logistics operations.

Employees

Other than our President, Chief Executive Officer and Director, Andrei Stoukan, we have no employees. All services to our customers are provided by third party consultants or contractors.

Research and Development

The Company did not perform any research and development during fiscal years 2026 and 2025.

Fees

In dispatch and logistics, we charge depending on working time and distance. In the selling process, we based on reasonable margin between wholesale price and retail price. For the period from July 1, 2025, to June 30, 2026, we generated revenues from our customers based on the above principle.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Currently, shares of our common stock are publicly traded. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Liquidity

There is substantial doubt about our ability to continue as a going concern.

At June 30, 2026 we had $4,388 of cash, an accumulated deficit of $2,679,633 and negative working capital. As described in Note 10 to our financial statements, these conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability or classification of recorded assets, or to the amounts or classification of liabilities, that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, you could lose your entire investment.

We will require additional financing, which may not be available on acceptable terms or at all.

Our revenues are not sufficient to fund our operating costs, including the $40,000 to $70,000 of annual costs we expect to incur in operating as a public reporting company. We have no commitments for additional capital and no credit facility. Any financing we do obtain may be substantially dilutive to existing stockholders or may impose covenants that restrict our operations. If we are unable to raise capital on acceptable terms, we will be required to curtail or cease operations.

Our limited operating history and small revenue base make our results difficult to forecast, and we may never become profitable.

We were formed on June 23, 2017 and have had limited operations since our founding. Our revenues were $46,930 for the year ended June 30, 2026 and $54,232 for the year ended June 30, 2025, and we recorded net losses of $58,671 and $65,601 in those periods. Because our expense levels are based on our operating plans and our revenues are unpredictable, we may be unable to adjust spending in time to compensate for a revenue shortfall.

We depend on a small number of customers, and delays in customer payments can disrupt our operations.

Our revenue has been derived from fewer than five customers in each of the last two fiscal years. The loss of any one of them would materially reduce our revenues, and we may be unable to expand our customer base. Customers may take up to 30 days to pay for completed services, and from time to time a broker withholds payment in whole or in part where there is a claimed delivery error. Because our expenses of providing a service are incurred before we are paid, these delays can exceed our available cash and force us to suspend services temporarily.

We depend on financial and other support from a significant stockholder, which we have no contractual right to receive.

At June 30, 2026 we owed $1,042,647 to an entity owned and controlled by Mr. Orsat Zovko, a significant stockholder, arising from the acquisition of our production and stage equipment. That obligation has no stated repayment terms. During the year ended June 30, 2026, a significant stockholder also paid $19,000 of storage fees on our behalf, and we occupy our principal executive office free of charge under an informal arrangement with a person described to us as a friend and business partner of Mr. Zovko. We have no written agreement entitling us to any of this support. If the related party obligation were called for payment, or if the office arrangement or the payment of expenses on our behalf were discontinued, we would not have the resources to satisfy the obligation or to replace the support, and our business could fail.

Risks Related to Our Business and Assets

We have not commenced the combat sports business for which we acquired assets in 2023, and we may never do so.

In September 2023 we acquired a State of Nevada professional promoter license, media rights to 40 previously produced shows, and production and stage equipment. As of the date of this Report we have not commenced any business operations that use those assets, and we lack the capital required to plan and hold live events. We have no operating history in combat sports promotion, and holding events requires significant planning and capital, with any potential earnings not realized for a period of months after an event is committed. We may never commence this line of business. If we do, we would face competition from established promoters with far greater resources, our results would depend on consumer tastes that are unpredictable, and we would be exposed to liability for injuries to athletes that our insurance may not fully cover. Time and attention devoted to evaluating this opportunity is diverted from our transportation and logistics operations.

Intangible assets represent approximately 96% of our total assets, and an impairment would eliminate substantially all of our reported net assets.

Our balance sheet at June 30, 2026 carried intangible assets of $13,098,890 against total assets of $13,713,695 and total stockholders’ equity of $12,509,178. The professional promoter license is treated as an indefinite-lived intangible asset, is not amortized, and is tested for impairment using an income approach based on discounted cash flows. That valuation depends on projected revenues from a line of business we have never operated, and is sensitive to the discount rate applied and the length of the forecast period. Our judgments may prove incorrect. An impairment of this asset would materially reduce our reported total assets and stockholders’ equity and could eliminate substantially all of our reported net assets, and would not be within our control to reverse.

Our State of Nevada promoter license is subject to continuing regulatory requirements, and its lapse would adversely affect the value of our principal asset.

We hold a State of Nevada promoter license and are subject to the requirements of the State of Nevada and other regulatory agencies, which require licenses for promoters, medical clearances and other permits for athletes and events. The license is the principal component of the intangible asset described above. If we fail to comply with applicable regulations, or if the license lapses, is suspended or is not renewed, we would be prohibited from promoting and conducting live events and the carrying value of our principal asset would be adversely affected.

Our production and stage equipment has never been placed in service, has been subject to theft, and continues to generate storage costs.

Our production and stage equipment, carried at $610,417, has been held in a third party storage facility since 2023 and has not been placed into service. We now expect to commence use of these assets in the quarter ending December 31, 2026, having previously expected to do so in the quarter ended June 30, 2026, and we may defer that date again. In December 2023 we became aware of the theft of $447,792 of production equipment from the storage facility, and the stolen equipment has not been recovered. We continue to incur storage costs on equipment that generates no revenue, and the equipment may be further damaged, lost or rendered obsolete before it is placed in service.

We face substantial competition in the transportation and logistics industry.

The transportation and logistics industry is fragmented and highly competitive. Many of our competitors have significantly greater financial, technical and marketing resources than we do and operate their own fleets. Because our costs depend on fuel prices, driver compensation, maintenance, dispatch and insurance, we cannot precisely predict our costs when we accept an order, and our costs may exceed those of larger operators. If our competitors reduce their prices, we may be unable to price our services at levels that are economically viable.

Risks Related to Our Reporting Status and Internal Controls

No class of our securities is registered under the Exchange Act, we file reports voluntarily, and we could cease filing at any time.

No class of our securities is registered under Section 12 of the Exchange Act, and our reporting obligation under Section 15(d) is suspended. We file annual and quarterly reports voluntarily and are not obligated to continue to do so. If we cease filing, you would no longer have access to the information contained in those reports. Because we are not a Section 12 registrant, our directors, executive officers and greater than ten percent stockholders are not required to report their holdings or transactions under Section 16(a), beneficial owners are not required to file Schedules 13D or 13G, and the proxy rules of Section 14 do not apply to us. Our reporting status also affects the resale of our shares. Shares held by our affiliates and other holders of restricted securities are subject to a one year holding period under Rule 144 rather than the six month period available to holders of securities of issuers subject to the reporting requirements, and the current public information condition of Rule 144 must be satisfied by other means. These limitations may reduce the liquidity and the market price of our common stock.

Our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2026.

Management concluded that, as of June 30, 2026, our disclosure controls and procedures and our internal control over financial reporting were not effective, due to a material weakness arising from control deficiencies in the identification of errors at year end that resulted in material adjusting journal entries. We have one executive officer, who serves as both our principal executive officer and our principal financial officer, and we have limited resources in accounting and finance. Because of this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected. We have previously revised previously issued financial statements to correct an error. If we fail to remediate the material weakness, we may be subject to litigation or costly remediation, investors may lose confidence in our reported financial information, and the price of our common stock may be adversely affected.

We rely on scaled disclosure accommodations, and the costs of operating as a public reporting company are significant relative to our revenues.

We are a smaller reporting company and rely on accommodations that permit us to provide reduced disclosure, including the omission of an attestation report of our independent registered public accounting firm on our internal control over financial reporting. Investors may find our common stock less attractive because we rely on these accommodations. At the same time, operating as a public reporting company requires us to obtain outside legal, audit, transfer agent and filing agent services at anticipated annual costs of $40,000 to $70,000, which is substantial relative to our revenues and reduces the funds available to develop our business.

Risks Related to Our Common Stock

Three stockholders beneficially own approximately 71% of our common stock and can control all matters submitted to stockholders.

As of June 30, 2026, Cristophe Beverly Hills, LLC, Unity Global FZCO and Mr. Orsat Zovko together beneficially owned approximately 71% of our outstanding common stock. Acting together, they are able to control the election of directors and the approval of any significant corporate transaction, and to delay or prevent a change of control even if other stockholders favored it. Our management also provides services on a part time basis, has limited experience managing a public company, and we have no audit committee, no compensation committee and no nominating committee. As a minority stockholder you may have little or no influence over the management of the Company.

There is a limited trading market for our common stock and the price may be volatile.

Our common stock is quoted on the OTCID tier of the OTC Markets Group and traded under the symbol “UNXP” through December 1, 2025 and under the symbol “OZVN” since December 2, 2025. Trading volume has been and is expected to remain limited, and sales may be executed at prices below quoted market prices. Because of the limited market, the price of our common stock may fluctuate widely for reasons unrelated to our operating performance, and you may be unable to sell your shares at or above the price you paid.

Our common stock is a penny stock, which limits your ability to sell your shares.

Our common stock is a penny stock as defined by the rules of the Securities and Exchange Commission. Broker-dealers effecting transactions in penny stocks must deliver a standardized risk disclosure document, provide current bid and offer quotations and disclosure of their compensation, and deliver monthly account statements showing market value. Broker-dealers selling to persons other than established customers and accredited investors must make a written suitability determination and obtain the purchaser’s written agreement to the transaction. These requirements may reduce trading activity in our common stock and make it more difficult for you to sell your shares. In addition, because we issue penny stock, the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995 is not available to us.

Issuances of additional shares will dilute existing stockholders.

We expect that any additional capital we raise will come from the sale of our common stock or the issuance of shares in exchange for goods or services. Any such issuance will dilute existing stockholders, could decrease our net income per share and could reduce the market price of our common stock. The perceived risk of dilution may itself cause stockholders to sell their shares, further reducing the price of our common stock.

We do not expect to pay dividends for the foreseeable future.

We have never declared or paid a cash dividend and intend to retain future earnings, if any, to finance our business. Any payment of dividends will be at the sole discretion of our Board of Directors. Investors seeking cash dividends should not purchase our common stock.

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

Item 2. Properties

We use the address 1012 Corsica Ln, Las Vegas, Nevada 89144 as our office and the business address. We don’t pay rent, phone or other expenses related use the office. The production and stage equipment assets acquired from Fighting Leagues are stored at an external short term storage facility. Our storage facility rent is $1,848 per month and there is no minimum rental term and can be terminated at any time. Storage fees incurred for the year ended June 30, 2026 amounted to $19,000, which were paid on our behalf by a significant stockholder of the Company. We use our principal executive office address free of charge under an arrangement with Vlajko Djordjevic, who is described to us as a friend and business partner of Mr. Orsat Zovko, a significant stockholder of the Company. See Item 13.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceeding, and no such proceeding is known by us to be contemplated by a governmental authority. In the ordinary course of business we may become a party to lawsuits involving various matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stocks are traded on the OTCID Tier of the OTC Markets Group under the symbol “OZVN”. Our common stock traded under the symbol “UNXP” through December 1, 2025 and has traded under the symbol “OZVN” since December 2, 2025. The following table sets forth the high and low bid quotations for our common stock for each quarterly period within the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	FY ending 6/30/2026		FY ending 6/30/2025
	High	Low	High	Low
First Quarter ended September 30	$1.49	$1.49	$1.49	$1.49
Second Quarter ended December 31	$2.00	$1.10	$1.49	$1.49
Third Quarter ended March 31	$4.00	$2.50	$1.49	$1.00
Fourth Quarter ended June 30	$2.50	$2.50	$1.39	$1.00

As of October 13, 2026, the latest practicable date, we had 78 stockholders of record of our common stock. Empire Stock Transfer is our transfer agent. Located: 1859 Whitney Mesa Dr. Henderson, Nevada 89014. Telephone (702) 818-5898

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, results of operations, cash flows, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2026 and the financial statements for the period from July 1, 2025 to June 30, 2026, included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this document that could cause actual results to differ from the results contemplated by this forward-looking statement. We urge you to carefully consider the information set forth in this Report under the heading “Note Regarding Forward Looking Statements” and “Risk Factors”.

General discussion

We are a smaller reporting company incorporated in the State of Nevada on June 23, 2017, to provide a comprehensive management service for long and short distance logistics for clients in the Company’s target market area. The Company offers its customers the ability to outsource all of their hauling needs to the Company, which provides our customers with the ability to manage their shipments in a cost and time effective manner. We are currently focused on expanding our network of new customers, dispatch service, shipping companies and independent transportation providers and looking to expand the business opportunities with the promoters licence the Company previously acquired.

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

Results of operations

For the period from July 1, 2025 to June 30, 2026, our revenues were $46,930.

For the year ended June 30, 2026 we recorded a net loss of $58,671. This net loss was primarily a result of our operating expenses. Operating expenses were primarily the result of occupancy costs and professional fees relating to a listed company.

Cost of goods sold decreased to $33,846 for the year ended June 30, 2026 from $54,692 for the year ended June 30, 2025. General and administration expenses increased to $39,994 for the year ended June 30, 2026 from $23,043 for the year ended June 30, 2025 due to higher audit and professional consultancy fees.

Comparing the results of the Company between 2026 and 2025 saw our revenues decline by $7,302 however our net loss decreased by $6,930 to $58,671 in 2026. The decrease in net loss largely due to :

●	Higher gross profit of $13,544 in 2026; and

●	Offset by higher expenses of $6,614 in 2026.

Our balance sheet at June 30, 2026 total assets amounted to $13,713,695 and net assets amounted to $12,509,178.

Liquidity

For the period from July 1, 2025 to June 30, 2026, we had revenue of $46,930. Cash at June 30, 2026 totaled $4,388. We will attempt to fund from our future operations, which may be insufficient to fund such amounts and there is no assurance our estimates of these costs are accurate. As described in Note 10 to the financial statements, our recurring losses and our cash position raise substantial doubt about our ability to continue as a going concern. We had $4,388 of cash at June 30, 2026, against anticipated costs of operating as a public reporting company of between $40,000 and $70,000 per year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not have any off-balance arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. We consider the following to be our critical accounting estimate.

Impairment of indefinite-lived intangible assets. Our intangible assets had a carrying amount of $13,098,890 at June 30, 2026 and represent approximately 96% of our total assets. The State of Nevada professional promoter license is an indefinite-lived intangible asset that is not amortized and is tested for impairment annually using an income approach based on discounted cash flows. That estimate is sensitive to the discount rate applied, the length of the forecast period, and the projected revenues from a line of business that we have not yet commenced.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements

OZ VISION INC.

FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

OZ VISION INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OZ VISION INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OZ VISION INC. (the ‘Company’) as of June 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company suffered an accumulated deficit of $(2,679,633), net loss of $(58,671) and a negative working capital of $(1,200,129). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 10 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 10 to the financial statements, the Company has operating losses and accumulated deficit. Furthermore, the company generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management or external liquidity provider. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

October 13, 2026

OZ VISION INC.

BALANCE SHEETS (AUDITED)

JUNE 30, 2026 AND JUNE 30, 2025

	June 30, 2026	June 30, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,388	$52
TOTAL CURRENT ASSETS	$4,388	$52
NON-CURRENT ASSETS
Intangibles	$13,098,890	$13,098,890
Production and Stage Equipment, net	$610,417	$610,417
TOTAL NON-CURRENT ASSETS	$13,709,307	$13,709,307

TOTAL ASSETS	$13,713,695	$13,709,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other Payable	$161,870	$41,835
Accounts Payable	$1,042,647	$1,099,675
TOTAL CURRENT LIABILITIES	$1,204,517	$1,141,510

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 29,372,951 shares issued and outstanding at June 30, 2026 and June 30, 2025, respectively	$29,372	$29,372
Additional paid in capital	$15,159,439	$15,159,439
Net loss accumulated	$(2,679,633)	$(2,620,962)
TOTAL STOCKHOLDERS’ EQUITY	12,509,178	12,567,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,713,695	$13,709,359

See notes to financial statements

OZ VISION INC.

STATEMENTS OF OPERATIONS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	For the year ended June 30, 2026	For the year ended June 30, 2025
REVENUES
Sales	$46,930	$54,232
TOTAL REVENUES	$46,930	$54,232

COST OF GOODS SOLD
Cost of Goods	$33,846	$54,692
TOTAL COST OF GOODS SOLD	$33,846	$54,692
	$-	$-
Gross Profit	$13,084	$(460)
Operating expenses:
Advisory and Consultancy Fees	$-	$18,185
Production Equipment theft loss	$-	$-
Temporary storage fees	$19,000	14,713
OTC Market and Registration Fees	$12,761	$9,200
General and administration expenses	$39,994	$23,043
TOTAL OPERATING EXPENSES	$71,755	$65,141

Loss Before Income Taxes	$(58,671)	$(65,601)
INCOME TAXES	$0	$0

NET LOSS	$(58,671)	$(65,601)

NET LOSS PER BASIC AND DILUTED SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,372,951	29,372,951

See notes to financial statements

OZ VISION INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	Common Stock			Accumulated	Total Stockholders’
	Shares	Par Value	APIC	Deficit	Equity
Balance, June 30, 2024	29,372,951	$29,372	$15,159,439	$(2,555,361)	$12,633,450
Net loss	-	-	-	$(65,601)	$(65,601)
Balance, June 30, 2025	29,372,951	$29,372	$15,159,439	$(2,620,962)	$12,567,849
Net loss	-	-	-	$(58,671)	$(58,671)
Balance, June 30, 2026	29,372,951	$29,372	$15,159,439	$(2,679,633)	$12,509,178

See notes to financial statements

OZ VISION INC.

STATEMENTS OF CASH FLOWS (AUDITED)

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	For the year ended June 30, 2026	For the year ended June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(58,671)	$(65,601)
Change in accounts payable and other payable	$63,006	$50,052
Production Equipment theft loss	$-	$-
Share based payment	$-	$-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$4,335	$(15,549)

Cash flows from investing activities:
Acquisition of intangibles, Production and Stage Equipment	$-	$-
Net cash used in investing activities	$-	$-

Cash flows from financing activities:
Net cash provided by financing activities	$0	$0
NET INCREASE (DECREASE) IN CASH	$4,335	$(15,549
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$52	$15,602
CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$4,388	$52
Supplemental Cash Disclosures
Issuance of shares to acquire Intangibles and Equipment	-	-

See notes to financial statements

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

NOTE 1 — Description of Business

We are a smaller reporting company with revenue generating operations. We were formed on June 23, 2017.

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

NOTE 2 — Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of June 30, 2026 (audited) and June 30, 2025 (audited) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company has adopted June 30 fiscal year end.

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Intangible Assets

Intangible assets include the Professional Promoter license and Producers Lifetime rights. The Company’s Professional Promoter license is expected to generate cash flows indefinitely. Consequently, this asset is classified as an indefinite-lived intangible asset and accordingly is not amortized but reviewed for impairment annually, or sooner under certain circumstances. The Company performed an impairment analysis in 2026 and concluded that no impairment in the Professional Promoter license occurred. The Company estimates the fair value of its indefinite-lived intangible asset using an income approach, specifically, based on discounted cash flows. The carrying amount of this asset at the date of acquisition is $12,568,890. Intangible assets, such as Producers Lifetime rights which are expected to generate cash flows over a finite life are amortized using the straight-line method over the estimated economic life of the asset, which is 3 years. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of this asset at the date of acquisition is $530,000. The Producers Lifetime rights were not placed into service during the year ended June 30, 2026.

Production and Stage Equipment

Production and stage equipment are stated at cost less accumulated depreciation. Production and stage equipment is depreciated over the straight-line method using useful lives ranging from 5 to 10 years. The Production and Stage equipment has not been placed into service as June 30, 2026.

Fair Value of Financial Instruments

ASC 825, ‘Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and 2025. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

NOTE 2 —Significant Accounting Policies and Recent Accounting Pronouncements - continued

Revenue Recognition

We base our judgment on guidance ASC 606.

The Company recognizes its revenue on the accrual basis, which considers revenue to be earned when the services have been performed. We considered gross revenue as a principal. Our revenue includes payments from the customers for the logistic and dispatch business.

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

NOTE 2A. Revision of Previously Issued Financial Statements

In connection with the preparation of the financial statements for the year ended June 30, 2026, the Company identified an error in its previously issued financial statements as of and for the year ended June 30, 2025. As previously reported, intangibles were $13,098,000, total non-current assets were $13,708,417, total assets were $13,708,469, additional paid in capital was $15,158,549, and total stockholders’ equity was $12,566,959. As revised, those amounts are $13,098,890, $13,709,307, $13,709,359, $15,159,439 and $12,567,849, respectively, in each case an increase of $890. In addition, other payable was increased by $35 to $41,835 and accounts payable was decreased by $35 to $1,099,675, with no change to total current liabilities. Total stockholders’ equity at June 30, 2024 has been revised from $12,632,560 to $12,633,450 for the same reason.

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99 and SEC Staff Accounting Bulletin No. 108 and concluded that it was not material, individually or in the aggregate, to the previously issued financial statements. Accordingly, the comparative financial statements as of and for the year ended June 30, 2025 and the opening balances as of June 30, 2024 have been revised to correct the error. The revision had no effect on revenues, net loss, loss per share, or net cash flows for any period presented.

NOTE 3 — Production and Stage Equipment

Year-end production and stage equipment owned by the Company were as follows. The production and stage equipment were not placed into service during the year ended June 30, 2026.

Production equipment acquired	$1,021,399
Less: Theft loss	(447,792)
Production equipment, net	$573,607
Stage equipment acquired	$36,810
Total Production and Stage equipment	$610,417

The Company expects to commence the use of such assets in the 2027 and once the assets are ready for use and in operations, the Production and Stage Equipment is expected to have a useful life between 5 to 10 years.

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

NOTE 6 — Debt and Accounts Payable

The Company had no debt other than accounts payable. Accounts payable includes $1,042,647 related to the acquisition of production and stage equipment which is owed to a significant stockholder.

NOTE 7 —Capital Stock

The Company authorized 75,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2026, there were 29,372,951 shares of the Company’s common stock issued and outstanding.

The breakdown of the shareholders is as follows:

●	4,667,000 were held by Cristophe Beverly Hills, LLC., address: 35 Raymond St Darien, CT 06820;
●	9,334,000 were held by Unity Global FZCO, address: Dubai Silicon Oasis, DDP Bldg. A2 Dubai, UAE;
●	6,895,808 were held by Orsat Zovko, address: Gajeva Ulica 59, Zagreb, 10000, Croatia; and
●	8,476,143 were held by 75 non-affiliated shareholders.

As of June 30, 2026, and June 30, 2025, there were no outstanding stock options or warrants.

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

NOTE 8 — Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at June 30, 2026 and 2025, due the operating history and uncertain future prospects of the Company.

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

For the year ended June 30, 2026, the Company incurred a net operating loss of $58,671.

The Company did not record any expense related to interest and penalties for income taxes for the years ended June 30, 2026, and 2025.

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

OZ VISION INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

For the year ended June 30, 2026, and 2025 there were no related party transactions, other than accounts payable totaling $1,042,647 associated with the acquisition of the production and stage equipment which is owed to a significant stockholder and payment of expense by the same significant stockholder of $19,000.

NOTE 10 — Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended June 30, 2026, the Company had a cash balance of $4,388 and a net loss of $(58,671). In addition, the Company has an accumulated net loss of $(2,679,633). The continued losses and low cash on hand balance raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of changing the focus of the Company from logistics to sponsoring and producing live mixed martial arts events. There can be no assurances that the strategic change in the Company will be successful. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 — Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through [  ], the date these financial statements were issued. No events were identified that require recognition or disclosure in these financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our President and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Annual Report. Based on that evaluation, our President and Chief Executive Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our President and Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to the material weakness described below.

Management concluded there was a material weakness in our internal control over financial reporting for the year ended June 30, 2026. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not required to provide an attestation report of our independent registered public accounting firm on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, and this Annual Report includes only management’s report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole officer and directors and their ages and the positions held are as follows:

Name	Age	Positions
Andrei Stoukan	54	Chief Executive Officer, interim Chief Financial Officer, and Director
Ralph White	49	Director

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

Corporate Governance and Board Committees

Our Board of Directors has not established an audit, executive or director compensation committee, nominating or governance committees as standing committees or other board committee performing equivalent functions. Our Board of Directors does not have an executive committee or committees performing similar functions. The members of our Board of Directors will participate in discussions concerning the matters that are performed by these committees.

Audit Committee and Audit Committee Financial Expert

We do not have a separately designated standing audit committee. The functions of an audit committee are performed by our Board of Directors as a whole. We do not have an audit committee financial expert serving on our Board of Directors. Our Board of Directors has determined that the cost of retaining a director who would qualify as an audit committee financial expert is not justified given the size of the Company and the scope of its current operations.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Because we have one executive officer, our Board of Directors has not to date considered a written code of ethics to be necessary.

Delinquent Section 16(a) Reports

No class of our equity securities is registered pursuant to Section 12 of the Exchange Act. Accordingly, our directors, executive officers and beneficial owners of more than ten percent of our common stock are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andrei Stoukan, CEO, CFO, Director	2026	0	0	0	0	0	0	0	0
	2025	0	0	0	0	0	0	0	0

Our CEO and director did not receive salary compensation or other for his services as CEO and director for the years ended June 30, 2026 or 2025. We do not pay director fees to any of our directors.

Outstanding Equity Awards at Fiscal Year-End

Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Andrei Stouk an	0	0	0	0	0	0	0	0	0

Director Compensation.

We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to the date of this Report. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

Pay Versus Performance

The following table sets forth information concerning the compensation of our named executive officers for each of the fiscal years ended June 30, 2026, 2025 and 2024, and our financial performance for each such fiscal year. As a smaller reporting company, we have omitted the peer group total shareholder return column, the Company-Selected Measure column and the tabular list of financial performance measures otherwise required by Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(2)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(3)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(4)	Net Income (Loss) ($)(5)
2026	0	0	N/A	N/A	158.23	(58,671)
2025	0	0	N/A	N/A	87.97	(65,601)
2024	0	0	N/A	N/A	94.94	(2,481,158)

(1) Andrei Stoukan served as our principal executive officer for each of the fiscal years ended June 30, 2026, 2025 and 2024. Mr. Stoukan received no compensation from us in any of those years.

(2) Because Mr. Stoukan received no salary, bonus, stock awards, option awards, non-equity incentive plan compensation, pension benefits or other compensation in any year presented, no adjustments to the Summary Compensation Table total were required under Item 402(v)(2)(iii) of Regulation S-K. Compensation actually paid therefore equals the Summary Compensation Table total for each year presented.

(3) We had no named executive officers other than our principal executive officer during any of the years presented.

(4) Total shareholder return represents the value at each fiscal year end of an initial fixed investment of $100 in our common stock made at the market close on June 30, 2023, the last trading day before the earliest fiscal year presented in the table. The value is calculated as $100 multiplied by the quotient of the closing price of our common stock at the applicable fiscal year end and the closing price of $1.58 on June 30, 2023. The closing prices used were $1.50 on June 28, 2024, which was the last trading day of the fiscal year ended June 30, 2024, $1.39 on June 30, 2025 and $2.50 on June 30, 2026. We have never declared or paid a cash dividend on our common stock, and accordingly no reinvestment of dividends is reflected. Our common stock is quoted on the OTCID tier of the OTC Markets Group and trades in limited volume, and the quotations on which these values are based may not represent actual transactions.

(5) Net loss as reported in our audited financial statements for each of the fiscal years presented.

Relationship Between Compensation Actually Paid and Company Performance

Our principal executive officer received no compensation from us in any of the fiscal years presented, and compensation actually paid to him was zero in each such year. Accordingly, there is no relationship between compensation actually paid to our principal executive officer and either our cumulative total shareholder return or our net income over the periods presented. The changes in our cumulative total shareholder return and in our net income across the periods presented reflect factors unrelated to executive compensation. Because we had no named executive officers other than our principal executive officer during the periods presented, no comparison of average compensation actually paid to non-PEO named executive officers is presented.

Employee Benefit Plans

As of June 30, 2026, we had no health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of June 30, 2026. The ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.

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

Related Person Transactions

At June 30, 2026, the Company owed $1,042,647 to Final Fight Championship, Inc., an entity owned and controlled by Mr. Orsat Zovko, a significant stockholder of the Company. The obligation arose from the acquisition of the production and stage equipment described in Note 3 to the financial statements.

During the year ended June 30, 2026, a significant stockholder of the Company paid $19,000 of storage fees on the Company’s behalf.

The Company uses its principal executive office at 1012 Corsica Ln, Las Vegas, Nevada free of charge under an arrangement with Vlajko Djordjevic, who is described to us as a friend and business partner of Mr. Zovko. The Company pays no rent or other expenses in respect of that address.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by Boladale Lawal & Co. for professional services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports were $17,626 for the year ended June 30, 2026 and 7,263 for the year ended June 30, 2025.

Audit-Related Fees. None for either year.

Tax Fees. None for either year.

All Other Fees. None for either year.

Pre-Approval Policies and Procedures. We do not have a separately designated standing audit committee. Our Board of Directors as a whole pre-approves all audit and permitted non-audit services provided by our independent registered public accounting firm. All of the services described above were pre-approved by our Board of Directors.

PART IV

Item 15. Exhibits3

Exhibit No.	Description
3.1	Articles of Incorporation, as amended
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, (filed hereto)[4]
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed hereto)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OZ Vision Inc.

October 13, 2026	By:	/s/ Andrei Stoukan
Andrei Stoukan
President, CEO and Director

October 13, 2026	By:	/s/ Ralph M. White
Ralph M. White
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OZ Vision Inc.

October 13, 2026	By:	/s/ Andrei Stoukan
Andrei Stoukan
Principal Executive Officer, Principal Accounting
and Financial Officer and Director

October 13, 2026	By:	/s/ Ralph M. White
Ralph M. White
Director

